Form 10QSB
period 1997-12-28
TAM RESTAURANTS INC
filed 1998-03-27
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended DECEMBER 28, 1997 .

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.

Commission file number    0-23757

                              TAM RESTAURANTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                              13-3905598
 (State or other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                   1163 FOREST AVENUE, STATEN ISLAND, NY 10310
                    (Address of Principal Executive Offices)

                                 (718) 720-5959
                 (Issuer's Telephone Number including area code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ___   No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Approximately 3,500,000 shares of common stock as of March 26, 1998.

           Transitional Small Business Disclosure Format (check one):

                            Yes ___   No _X_

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 28, 1997
                                   FORM 10-QSB
                                      INDEX
                                                                         Page(s)

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of December 28, 1997, and
         proforma as of December 28,1997 (unaudited). ..................    1

         Condensed  Consolidated Statements
         of Operations For the Thirteen
         weeks ended December 28, 1997 and
         December 29, 1996 (unaudited). ................................    2

         Condensed Consolidated Statements of Cash Flows
         For the Thirteen weeks ended December 28, 1997 and
         December 29, 1996 (unaudited). ................................    3

         Notes to unaudited Condensed Consolidated
         Financial Statements ..........................................    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results Of Operations ...........................    7

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds .....................   11

Item 4.  Submission of Matters to a Vote of Security Holders ...........   12

Item 6.  Exhibits and Reports on Form 8-K ..............................   12

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS
                                                                               Actual            Proforma
                                                                        December 28, 1997    December 28, 1997
                                                                        -----------------    -----------------
Current Assets
     Cash                                                                  $    162,167         $  4,356,963
     Accounts receivable                                                        296,084              296,084
     Inventory                                                                  206,740              206,740
     Prepaid and other expenses                                                 383,889              383,889
     Loan receivable-officer                                                     36,301               36,301
                                                                           ------------         ------------

     Total Current Assets                                                     1,085,181            5,279,977

Property and Equipment-Net                                                    4,926,925            4,926,925
Due from Affiliates                                                             324,123              324,123
Deferred Stock Offering Costs                                                   334,796                 --
Other Assets                                                                    115,799              115,799
                                                                           ------------         ------------

TOTAL ASSETS                                                               $  6,786,824         $ 10,646,824
                                                                           ============         ============

                                   LIABILITIES

Current Liabilities
     Current portion of long-term debt                                     $    211,849         $    211,849
     Current portion of capitalized lease obligations                            82,561               82,561
     Loans payable - related parties                                             56,680               56,680
     Accounts payable                                                         1,680,799            1,680,799
     Contract deposits payable                                                  266,457              266,457
     Accrued expenses                                                         1,742,771            1,742,771
                                                                           ------------         ------------

Total Current Liabilities                                                     4,041,117            4,041,117
                                                                           ------------         ------------

Long-term Liabilities
     Deferred rent expense                                                      237,376              237,376
     Loans payable-related parties                                              924,231              924,231
     Long-term debt-net of current portion                                    1,570,804            1,088,804
     Capitalized lease obligations-net of current portion                       113,820              113,820
                                                                           ------------         ------------
     Total Long-term Liabilities                                              2,846,231            2,364,231
                                                                           ------------         ------------

TOTAL LIABILITIES                                                             6,887,348            6,405,348
                                                                           ------------         ------------

Commitments and Contingencies

                         STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)
Preferred stock; $.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding

Common stock;  $.0001 par value;
 19,000,000 shares authorized;
 2,500,000 shares issued and outstanding; 3,500,000 shares proforma                 250                  350
Additional paid-in capital                                                    3,107,796            7,449,696
Accumulated deficit                                                          (3,208,570)          (3,208,570)
                                                                           ------------         ------------


TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (100,524)           4,241,476
                                                                           ------------         ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                             $  6,786,824         $ 10,646,824
                                                                           ============         ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Thirteen Weeks Ended
                                                    December 29,    December 28,
                                                        1996             1997
                                                    ------------    ------------
Sales                                                $ 2,259,092    $ 2,378,827

Cost of Sales                                          1,526,397      1,525,996
                                                     -----------    -----------

     Gross Profit                                        732,695        852,831

Operating and Administrative Expenses                  1,145,540      1.070,469
                                                     -----------    -----------

Loss from Operations                                    (412,845)      (217,638)
                                                     -----------    -----------

Other Expense
     Interest expense                                     82,905        107,316
     Barter expense                                         --          101,474
                                                     -----------    -----------

         Total Other Expense                              82,905        208,790
                                                     -----------    -----------

     Loss Before Income Tax Benefit                     (495,750)      (426,428)

Income Taxes                                                --             --
                                                     -----------    -----------
 .
     Net Loss                                        $  (495,750)   $  (426,428)
                                                     ===========    ===========

Net loss per share:
 Basic and Diluted                                   $      (.20)   $      (.17)
                                                     ===========    ===========

Weighted average number of
  common shares outstanding basic and diluted          2,444,859      2,500,000
                                                     ===========    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Thirteen weeks Ended
                                                    December 29, 1996   December 28, 1997
                                                    -----------------   -----------------
Cash Flows from Operating Activities
     Net (loss)                                       $  (495,750)       $  (426,428)
     Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
              Depreciation and amortization expense        83,080             90,086
              Deferred rent expense                        19,113             12,840
              Deferred income                                                (7,819)
     (Increase) decrease in:
              Accounts receivable                         (30,317)            (8,716)
              Inventory                                    63,075             (2,034)
              Prepaid and other expenses                 (113,852)           (17,823)
              Other assets                                                     3,420
     Increase (decrease) in:
              Accounts payable                            289,746          1,157,975
              Accrued expenses
                and contract deposits/payables            195,458           (630,286)
                                                      -----------        -----------

Net Cash provided by Operating Activities                  10,553            171,215
                                                      -----------        -----------
Cash Flows from Investing Activities
     Acquisition of property and equipment               (266,566)          (726,033)
                                                      -----------        -----------

Net Cash used in Investing Activities                    (266,566)          (726,033)
                                                      -----------        -----------

Cash Flows from Financing Activities
     Net repayments of officer's loans                                        10,158
     Loans receivable                                       5,988              1,997
     Proceeds from long-term debt                         288,000          1,000,000
     Principal payments on long-term
       and capitalized lease obligations                  (47,329)          (257,166)
     Advances to/from affiliates and others                                 (113,155)
     Deferred stock offering costs                                          (206,474)
                                                      -----------        -----------

Net Cash provided by Financing Activities                 246,659            435,360
                                                      -----------        -----------

Net Decrease in Cash                                       (9,354)          (119,458)
Cash, Beginning of period                                  66,616            281,625
                                                      -----------        -----------
Cash, Beginning of period                             $    57,262        $   162,167
                                                      ===========        ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Registration Statement on Form SB-2. The proforma balance sheet as of December 28, 1997 has been presented to give effect to the sale of 1,000,000 shares of common stock offered in the Company's initial public offering ("the Offering") which was consummated in February 1998, and the application of the net proceeds of approximately $3,860,000 therefrom, including the write-off of $334,796 of deferred stock offering costs related to the offering. Operating results for the thirteen week period ended December 28, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 27, 1998.

2.   Long-Term Debt

     In October 1997 the Company obtained $1,000,000 in a secured loan from two entities. The loan bears interest at 10% per annum, payable quarterly and matures ninteen months after the funding date (May 31, 1999). The loan is guaranteed by a principal stockholder of the Company and the guarantee is secured by a pledge of 200,000 shares of common stock held by such stockholder.

     Additionally, as partial consideration for the loan, the Company granted to the entities warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share expiring in October 2002. The warrants are exercisable commencing May 11, 1998. The issuance of these warrants will give rise to an original issue discount which has been valued at $482,000, based on the Black-Scholes option pricing model, and will be amortized beginning on the date the warrants are exercisable and ending on the due date of the loan.

     During 1995 and 1996, the Company borrowed an aggregate of $840,000 from Fleet Bank. Such loans were collateralized by the Company's principal executive offices, which are owned by Frank Cretella, the President and Chief Executive Officer of the Company, the warehouse leased by the Company and owned by Leisure Time Services, Inc. ("Leisure Time"), a company owned by Jeanne Cretella, Vice President, Director and a principal stockholder of the Company, and Mr. and Mrs. Cretella's personal residence, and guaranteed by Mr. and Mrs. Cretella and Leisure Time. In June 1997, Mr. Cretella agreed to settle the amounts owed to Fleet Bank of $720,405 for $640,000 plus accrued interest through the date of payment. In August 1997, Mr. Cretella paid to Fleet Bank $140,000 as part of the settlement, and the balance was paid in October 1997. As consideration for entering into the settlement, the Company has issued to Mr. Cretella a promissory note in the principal amount of $720,405, which bears interest at a rate of 10% per annum. Interest is payable in monthly installments of $6,003, with the outstanding principal balance payable in November 2002 upon maturity of the note. The condensed consolidated financial statements reflect the effects of this refinancing.

                      TAM RESTAURANTS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Capital Stock

     In connection with, and prior to the Offering, the Company effected a 1-for-1.8135268 reverse stock split. All shares and per share data in the condensed consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split.

4.   Loss Per Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and was effective for all financial statements after December 15, 1997. Unlike primary earnings per share, basic earnings per share is arrived at by dividing net income (loss) by the weighted-average number of common shares outstanding for the period while diluted earnings per share includes the potential dilution that could occur if options and warrants outstanding were included in the weighted-average number of common shares outstanding for the period. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

5.   Subsequent Events

     In February 1998, the Company completed an initial public offering of 1,000,000 shares of common stock and 500,000 redeemable warrants. The offering resulted in net proceeds to the Company of approximately $3,860,000.

     In addition, in February 1998, the Company entered into three-year employment agreements with the Chief Executive Officer and a Vice President, which are automatically renewable and provide for an annual base compensation of $175,000 and $75,000, respectively, and such bonuses as the Board of Directors may from time to time determine.

     The Company has adopted a stock option plan (the "Option Plan") pursuant to which 525,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended or (ii) non-qualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Non-qualified options may be granted under the Option Plan to consultants, directors (whether or not they are employees), employees or officers of the Company.

     On March 25, 1998 the Company announced that on April 1, 1998 it expects to open its third New York restaurant, American Park at the Battery in Battery Park.

                      TAM RESTAURANTS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   New Accounting Standards Not Yet Adopted

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     Statement of Financial Accounting Standards No. 130, ("SFAS No. 130") "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131, (SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interm financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assesing performance.

     Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements contained in this Item 2 and elsewhere in the Form 10-QSB Constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve a number of know and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, the Company's recent operating losses, increased operating expenses and the Company's need to generate additional revenues which is dependent upon its ability to open additional restaurants and maintain market acceptance, the Company's significant capital requirements and need for additional financing, the Company's limited restaurant base and geographic concentration, risks relating to its proposed expansion plans and the opening of new restaurants, including the high failure rate that typically characterizes the opening of new restaurants, seasonality, risks relating to licensing requirements, outstanding indebtedness, competition, litigation, potential liability relating to the sale of alcoholic beverages, government regulation and other risks detailed in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

     The Company operates Lundy's, a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, and the Boathouse a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park. Lundy's and The Boathouse are high-profile locations which host many special events and receive extensive press coverage. The Company is also constructing American Park, which has been designed as a high volume premium-quality restaurant to be located at the water's edge in Battery Park, a New York City landmark visited by approximately 4 million visitors during 1996. The Company expects American Park to open for business on or about April 1, 1998.

Results of Operations

     Sales for the thirteen weeks ended December 28, 1997 ("1997") were $2,378,827, an increase of $119,735 or 5.3%, as compared to $2,259,092 for the thirteen weeks ended December 29, 1996 ("1996"). Sales for Lundy's and The Boathouse for 1997 were $1,298,670 and $1,080,157 respectively, compared to $1,254,416 and $1,002,231, respectively, during 1996. The increase in sales for Lundy's and The Boathouse were primarily due to an increase in catering revenues. The Company's food, liquor and other sales accounted for 85.7%, 9.0% and 5.3% of sales, respectively, for 1996, and 75.7%, 18.3% and 6.0% of sales, respectively, for 1997.

     Cost of sales for 1997 were $1,525,996 approximately the same as the cost of sales of $1,526,397 for 1996. The decrease in cost of sales in 1997 was attributable to an increase in catering revenues over the prior year, which carries an overall lower product cost and thereby reduces the Company's overall cost of sales.

     Gross profit for 1997 was $852,831, or 35.9%, of sales as compared to $732,695, or 32.4%, of sales for 1996. The increase in gross profit as a percentage of sales was primarily attributable to the increase in catering revenues as described above.

     Operating and Administrative expenses for 1997 were $1,070,469 a decrease of $75,071, or 6.5%, as compared to $1,145,540 for 1996. Operating and Administrative expenses for 1997 were lower than 1996 due principally to price reductions received from certain significant vendors.

     Other expenses for 1997 were $208,790 an increase of $125,885, or 151.8%, as compared to other expenses of $82,905 for 1996. A total of $101,474 of the increase was due to barter expense. This expense is a result of bartering agreements entered into with member dining clubs whereby member dining clubs advance cash to the Company in exchange for food and beverage credits which are passed along at a discount to members of the dining clubs. Upon entering into the agreement, the Company records its obligation to provide food and beverages at the amount of the advance it receives. When a member of a dining club purchases food or beverages, the Company records revenue for the amount of food and beverage purchased by the guest, and the barter discount as a barter expense. The balance of the increase in other expenses is due to an increase in interest expense to $107,316 in 1997 as compared to $82,905 in 1996 as a result of an increase in the Company's note payables.

     The net loss amounted to $426,428 or $.17 per share for 1997 as compared to a net loss of $495,750 or $.20 per share in 1996.

Liquidity and Capital Resources

     At December 28,1997 the Company had a working capital deficiency of $2,955,936 due to, among other things, costs associated with development, opening and start-up costs of the Lundy's and American Park restaurants and building a corporate infrastructure sufficient to support the Company's proposed expanded operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officer, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During 1997, net cash decreased by $119,458. Net cash provided by operating activities was $171,215, net cash used in investing activities was $726,033 , relating to the acquisition of property and equipment primarily for American Park, and net cash provided from financing activities was $435,360, consisting primarily of long-term borrowing of $1,000,000, offset by repayments of indebtedness to others of $370,321 and stock offering costs of $206,474.

During 1996, net cash decreased by $9,354. Net cash provided by operating activities was $10,553, net cash used in investing activities was $266,566, consisting primarily of costs associated with the preliminary development of American Park. Net cash provided by financing activities was $246,659, primarily a result of additional borrowings.

     During 1995 and 1996, the Company borrowed an aggregate of $840,000 from Fleet Bank, N.A. Such loans were collateralized by the Company's principal executive offices, which are owned by Frank Cretella, President and Chief Executive Officer of the Company, the warehouse leased by the Company and owned by Leisure Time Services, Inc. ("Leisure Time"), a company owned by Jeanne Cretella, and Mr. and Ms. Cretella's personal residence, and guaranteed by Mr. and Mrs. Cretella and Leisure Time. In June 1997, Mr. Cretella agreed to pay to Fleet $640,000 as payment for the amount owed by the Company (approximately $720,000 as of October 15, 1997). In August 1997, Mr. Cretella paid to Fleet $140,000 as part of the settlement. Mr. Cretella paid the balance of the principal owed to Fleet and the Company paid the accrued interest of approximately $39,000 owed to Fleet in October 1997. As consideration for repaying the loan, the Company issued to Mr. Cretella a promissory note in the principal amount of $720,405 which bears interest at the rate of 10% per annum. Interest is payable in monthly installment of $6,003 with the outstanding principal balance payable in November 2002 upon maturity of the note.

     In October 1997, Kayne Anderson Non-Traditional Investments, L. P. and ARBCO Associates, L. P. affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly commencing December 31,1997, and are due May 31, 1999. The loans are guaranteed by Frank Cretella, President, Chief Executive Officer, a director and principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time from May 11, 1998 until October 31, 2002. The Company will incur a non-cash interest charge of $482,000 representing the original issue discount relating to the promissory notes issued to Kayne Anderson over the life of the promissory notes.

     In February 1998, the Company completed its initial public offering of common stock and redeemable warrants resulting in the Company's receipt of net proceeds of approximately $3,860,000. A portion of the proceeds of the Offering together with anticipated cash flow from operations and equipment, vendor and landlord financing will be used to implement the Company's expansion strategy (including the opening of American Park and new Lundy's locations and the costs associated therewith). The Company anticipates that the net proceeds of its Offering, together with anticipated cash flow from operations and equipment, vendor and landlord financing, will be sufficient to satisfy its contemplated cash requirements until at least February 1999. However, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, construction delays of other difficulties) or the proceeds of its public offering otherwise prove to be insufficient to fund operations and implement the Company's proposed expansion strategy, the Company could be required to seek additional financing sooner than anticipated. Although the Company believes it has the ability to enter into bartering transactions with member dining clubs, the Company has no current arrangements with respect to, or potential sources of, additional financing from such clubs or elsewhere, and it is not anticipated that any officers, directors or stockholders will provide any additional loans to the Company. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Seasonality and Fluctuations in Quarterly Operating Result

     The Company's business is seasonal. The restaurant and bicycle and rowboat rentals at the Boathouse currently are open only March through November, with Dinner served in the restaurant May 1 through October 1. All of the seating at the Boathouse and a portion of the seating at Lundy's is outdoors. In addition, since Lundy's is a waterside location, it attracts more guests during the warmer weather months. As a result, the Company's restaurant sales generally increase from May through September, and decrease from November through March.

     The Company also expects that future quarterly operating results will fluctuate as a result of the timing of and expenses related to the openings of new restaurants (as the Company will incur significant expenses during the months preceding the opening of a restaurant), as well as due to various factors, including the seasonal nature of its business, weather conditions in New York City, the health of New York City's economy in general and its tourism industry in particular. Accordingly, the Company's sales and earnings may fluctuate significantly from quarter to quarter and operating results for any quarter will not necessarily be indicative of the results that may be achieved for a full year.

Inflation

     The effect of inflation on the Company has not been significant in either of the 1996 or 1997 periods.

RIDER TO FORM 10-QSB

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(a) In anticipation of the initial public offering of certain securities by the Company, prior to the Offering the Company effected a 1-for-1.8135268 reverse stock split ("Stock Split") of all the then issued and outstanding common stock, par value $.0001 per share (the "Common Stock") of the Company.

(c) In October 1997, the Company issued warrants to an officer and principal stockholder of the Company to purchase 4,724 shares of Common Stock at an exercise price of $4.53 per share, as compensation for services rendered to the Company. These warrants were subsequently converted into Selling Securityholders' Warrants (as described herein below).

     In October 1997, the Company issued 20,000 shares of Common Stock and Warrants to purchase 5,441 shares of Common stock at an exercise price of $.01 per share, to an individual as partial consideration for certain business consulting services provided to the company by the individual.

     In October 1997, the Company issued warrants to purchase an aggregate of 200,000 shares of Common Stock to two entities as partial consideration for a $1,000,000 loan made by such entities to the Company. The warrants are exercisable commencing May 11, 1998 through October 2002, at an exercise price of $5.00 per share subject to adjustment under certain circumstances.

     The foregoing options and warrants were issued by the Company in private transactions exempt from registration under Section 4 (2) of the securities Act of 1933, as amended.

(d) On February 13, 1998 the Company consummated its initial public offering (the "offering") contemplated by its Registration Statement on Form SB-2 (file no. 333-39937) which was declared effective by the Securities and Exchange Commission on February 10, 1998. A total of 1,150,000 shares of Common Stock (including 150,000 shares subject to an over-allotment option granted to Paragon Capital Corporation, the underwriter of the offering) were registered for sale by the Company to the public and 1,000,000 shares were sold to the public for gross proceeds of $5,000,000. In addition, Redeemable Warrants ("Warrants") to purchase 575,000 shares of Common Stock (including 75,000 Redeemable Warrants subject to the over-allotment option) were registered for sale to the public of which 500,000 Warrants were sold in the Offering for gross proceeds of $50,000. In addition, 575,000 shares of Common Stock issuable upon exercise of the Warrants were registered. The warrants are exercisable between March 10, 1999 and February 9, 2003. In addition, 310,000 warrants were registered and issued to certain selling stockholders ("Selling Securityholders' Warrants") in exchange for other warrants previously owned by them and converted at the time of the offering. The underlying shares of Common Stock were also registered and both the Selling Securityholders' Warrants and underlying shares are subject to a lock-up that expires in May 1999.

     The proceeds of the Company's initial public offering of common stock and warrants was approximately $3,860,000 which amounts were received subsequent to the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

     On October 6, 1997, by written consent in lieu of a special meeting pursuant to Section 228 of the Delaware General Corporation Law ("DGCL") holders of approximately 67% of the issued and outstanding Common Stock of the Company consented to the adoption of the Company's 1997 Stock Option Plan and the reservation of 525,000 shares of Common Stock from the authorized but unissued shares of the Company for issuance upon the exercise, from the time to time, of options to be granted under the plan.

     On December 17, 1997, by written consent in lieu of a special meeting pursuant to Section 228 of the DGCL, holders of approximately 67% of the issued and outstanding Common Stock of the Company consented to the change of the Company's name to TAM Restaurants, Inc.

     In addition, by written consent in lieu of a special meeting pursuant to
Section 228 of the DGCL, holders of approximately 67% of the issued and outstanding Common Stock of the Company consented to the 1-for 1.8135268 reverse stock split of the then issued and outstanding Common Stock of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the thirteen week period December 28, 1997.

                      TAM RESTAURANTS, INC AND SUBSIDIARIES

                                   SIGNATURES


In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 26th day of March, 1998.



                                           TAM RESTAURANTS, INC.
                                               (Registrant)

                                           /s/ Frank Cretella
                                           -------------------------------------
                                           Frank Cretella
                                           President and Chief Executive officer