Form 10QSB
period 1998-03-29
TAM RESTAURANTS INC
filed 1998-05-18
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 29, 1998.

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission file number 0-23757

                              TAM RESTAURANTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   Delaware                               13-3905598
        (State or other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                Identification No.)


                   1163 FOREST AVENUE, STATEN ISLAND, NY 10310
                    (Address of Principal Executive Offices)

                                 (718) 720-5959
                 (Issuer's Telephone Number including area code)


              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___


As of May 15, 1998, there were 3,500,000 shares of the issuer's Common Stock outstanding

           Transitional Small Business Disclosure Format (check one):
                           Yes ___          No _X_

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 29, 1998
                                   FORM 10-QSB
                                      INDEX



Part I. FINANCIAL INFORMATION                                           Page(s)



Item 1. Financial Statements


        Condensed Consolidated Balance Sheets as of March 29, 1998
           (Unaudited)........................................................1

        Condensed Consolidated Statements of Operations
           For the Thirteen and Twenty-Six weeks ended March 29, 1998 and March 30, 1997 (Unaudited).....................................2

        Condensed Consolidated Statements of Cash Flows
           For the Twenty-Six weeks ended March 29, 1998
           and March 30, 1997 (Unaudited).....................................3

        Notes to unaudited Condensed Consolidated Financial Statements .......4

Item 2. Management's Discussion and Analysis of Financial Condition
           And Results of Operations .........................................7

Part II.OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............................11

Item 6. Exhibits and Reports on Form 8-K.....................................11

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                  March 29, 1998
                                                                  --------------

Current Assets
     Cash                                                          $ 1,065,163
     Accounts receivable                                               275,799
     Inventory                                                         190,478
     Prepaid and other expenses                                        404,126
     Loan receivable-officer                                            59,475
                                                                   -----------

     Total current assets                                            1,995,041
                                                                   -----------

Property and equipment-net                                           5,309,726
Due from affiliates                                                    494,173
Other assets                                                           346,821
                                                                   -----------

TOTAL ASSETS                                                       $ 8,145,761
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Current portion of long-term debt                             $   416,620
     Current portion of capitalized lease obligations                   82,375
     Loans payable  - related parties                                   56,860
     Accounts payable                                                  662,043
     Contract deposits payable                                         568,618
     Accrued expenses                                                1,661,816
                                                                   -----------

Total current liabilities                                            3,448,332

Long-term liabilities
     Deferred rent expense                                             258,132
     Loans payable-related parties                                     924,050
     Long-term debt-net of current portion                             803,719
     Capitalized lease obligations-net of current portion              101,499
                                                                   -----------

     Total long-term liabilities                                     2,087,400
                                                                   -----------

TOTAL LIABILITIES                                                    5,535,732
                                                                   -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock; $.0001 par value; 1,000,000
       shares authorized, 0  shares issued and
       outstanding                                                 $        --

     Common stock;  $.0001 par value;
       19,000,000 shares authorized;
       3,500,000 shares issued and outstanding:                            350
     Additional paid-in capital                                      7,234,283
     Accumulated deficit                                            (4,624,604)
                                                                   -----------

TOTAL STOCKHOLDERS' EQUITY                                           2,610,029
                                                                   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $ 8,145,761
                                                                   ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                        --------------------------    --------------------------


                                         March 30,      March 29,      March 30,       March 29,
                                           1997           1998           1997            1998
                                        -----------    -----------    -----------    -----------
Sales                                   $ 1,736,828    $ 1,512,613    $ 3,995,920    $ 3,891,440

Cost of Sales                             1,315,241      1,432,002      2,841,638      2,957,998
                                        -----------    -----------    -----------    -----------

  Gross Profit                              421,587         80,611      1,154,282        933,442

Operating and Administrative Expenses       827,554      1,290,066      1,973,094      2,360,535
                                        -----------    -----------    -----------    -----------

Loss from Operations                       (405,967)    (1,209,455)      (818,812)    (1,427,093)
                                        -----------    -----------    -----------    -----------

Other Expense

  Interest Expense                          104,655        109,213        187,560        216,529

  Barter Expense                             51,149         97,366         51,149        198,840
                                        -----------    -----------    -----------    -----------

      Total Other Expense                   155,804        206,579        238,709        415,369
                                        -----------    -----------    -----------    -----------

  Loss Before Income Tax Benefit           (561,771)    (1,416,034)    (1,057,521)    (1,842,462)

Income Taxes                                     --             --             --             --
                                        -----------    -----------    -----------    -----------
   Net Loss                             $  (561,771)   $(1,416,034)   $(1,057,521)   $(1,842,462)
                                        ===========    ===========    ===========    ===========
Net loss per share:

  Basic and Diluted                     $      (.23)   $      (.47)   $      (.43)   $      (.67)
                                        ===========    ===========    ===========    ===========

Weighted average number of common
  shares outstanding basic and diluted    2,472,859      2,994,505      2,459,159      2,747,252
                                        ===========    ===========    ===========    ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Twenty-Six Weeks Ended
                                                       March 30,      March 29,
                                                         1997          1998
                                                     -----------    -----------

Cash Flows from Operating Activities
     Net (loss)                                      $(1,057,521)   $(1,842,462)
     Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
              Depreciation and amortization expense      166,160        188,586
              Deferred rent expense                       38,226         33,596
              Deferred income                             43,000        297,490
     (Increase) decrease in:
              Accounts receivable                       (121,020)        11,569
              Inventory                                    6,781         14,228
              Prepaid and other expenses                  (7,093)       (38,060)
              Other assets                               (74,743)      (227,602)
     Increase (decrease) in:
              Accounts payable                          (280,980)       139,219
              Accrued expenses
                and other liabilities                    497,935       (714,389)
                                                     -----------    -----------

Net Cash provided by Operating Activities               (789,255)    (2,137,825)
                                                     -----------    -----------
Cash Flows from Investing Activities
     Acquisition of property and equipment              (343,527)    (1,207,334)
                                                     -----------    -----------

Net Cash used in Investing Activities                   (343,527)    (1,207,334)
                                                     -----------    -----------

Cash Flows from Financing Activities
     Net repayments of
        officer's loans                                                  11,745
     Loans receivable                                     12,515        (24,761)
     Proceeds from long-term debt and warrants           713,000      1,000,000
     Principal payments on long-term
        and capitalized lease obligations                (55,850)      (352,307)
     Advances to/from affiliates and others              243,815       (278,889)
     Deferred stock offering costs                                      128,322
     Proceeds from capital stock issuance                200,000
     Proceeds from initial public offering                            3,644,587
                                                     -----------    -----------

Net Cash provided by Financing Activities              1,113,480      4,128,697
                                                     -----------    -----------

Net Increase (Decrease) in Cash                          (19,302)       783,538
Cash, Beginning of period                                 66,616        281,625
                                                     -----------    -----------
Cash, End of period                                  $    47,314    $ 1,065,163
                                                     ===========    ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Registration Statement on Form SB-2. Operating results for the thirteen and twenty-six week periods ended March 29, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 27, 1998.

2.     Long-Term Debt

       In October 1997, the Company obtained $1,000,000 in secured loans from two entities. The loans bear interest at 10% per annum, payable quarterly and matures nineteen months after the funding date (May 31, 1999). The loans are guaranteed by a principal stockholder of the Company and the guarantee is secured by a pledge of 200,000 shares of common stock held by such stockholder.

       Additionally, as partial consideration for the loans, the Company granted to the entities warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share expiring in October 2002. The warrants became exercisable on May 11, 1998. The issuance of these warrants will give rise to an original issue discount which has been valued at $482,000, based on the Black-Scholes option pricing model, and will be amortized beginning on the date the warrants are exercisable and ending on the due date of the loans.

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

                      TAM RESTAURANTS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Capital Stock

       In January 1998, the Company effected a 1-for-1.8135268 reverse stock split. All shares and per share data in the condensed consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split.

4.     Loss Per Share

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and was effective for all financial statements after December 15, 1997. Unlike primary earnings per share, basic earnings per share is arrived at by dividing net income (loss) by the weighted-average number of common shares outstanding for the period while diluted earnings per share includes the potential dilution that could occur if options and warrants outstanding were included in the weighted-average number of common shares outstanding for the period. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

5.     Initial Public Offering

       In February 1998, the Company completed an initial public offering of 1,000,000 shares of common stock and 500,000 redeemable warrants. The offering resulted in net proceeds to the Company of $3,644,587.

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

6.     Subsequent Events.

       The Company opened its third New York restaurant, American Park at the Battery in Battery Park, in April 1998.

                      TAM RESTAURANTS, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.     New Accounting Standards Not Yet Adopted

       In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

       Statement of Financial Accounting Standards No. 130, ("SFAS No. 130") "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

       Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these statements will not have a material effect on the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements contained in this Item 2 and elsewhere in the Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, the Company's recent operating losses, increased operating expenses and the Company's need to generate additional revenues which is dependent upon its ability to open additional restaurants and maintain market acceptance, the Company's significant capital requirements and need for additional financing, the Company's limited restaurant base and geographic concentration, risks relating to its proposed expansion plans and the opening of new restaurants, including the high failure rate that typically characterizes the opening of new restaurants, seasonality, risks relating to licensing requirements, outstanding indebtedness, competition, litigation, potential liability relating to the sale of alcoholic beverages, government regulation and other risks detailed in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

     The Company operates Lundy Bros. Restaurant ("Lundy's"), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, and The Boathouse in Central Park ("The Boathouse") multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park. Lundy's and The Boathouse are high-profile locations which host many special events and receive extensive press coverage. Subsequent to the end of the reporting quarter, in April 1998, the Company has also opened American Park at the Battery, in Battery Park ("American Park"), which has been designed as a high volume premium-quality restaurant to be located at the water's edge in Battery Park, a New York City landmark visited by approximately 4 million visitors during 1996.

Results of Operations

     Sales for the twenty-six weeks ended March 29, 1998 were $3,891,440 as compared with $3,995,920 for the twenty-six weeks ended March 30, 1997, a decrease of $104,480 or 2.6%. The Company's sales for the thirteen weeks ended March 29, 1998 were $1,512,613 as compared with $1,736,828 for the thirteen weeks ended March 30, 1997, a decrease of $224,215 or 12.9%. The decrease in sales for the thirteen week period was due primarily to a reduction in off premise catering of $208,850 related to Lundy's operations.

     Cost of sales for the twenty-six weeks ended March 29, 1998 were $2,957,998 as compared to $2,841,638 for the twenty-six weeks ended March 30, 1997, an increase of $116,360 or 4.1%. Cost of sales for the thirteen weeks ended March 29, 1998 amounted to $1,432,002 as compared to $1,315,241 for the thirteen weeks ended March 30, 1997, an increase of $116,761 or 8.9%. This increase was due principally to an increase in restaurant payroll costs which is attributable to the lack of management focus on operations while it was in the registration process related to the Company's initial public offering which was consummated in February 1998.

     Gross profit for the twenty-six weeks ended March 29, 1998 was $933,442 or 24% of sales, as compared to $1,154,282 or 28.9% of sales for the twenty-six weeks ended March 30, 1997, a decrease of $220,840 or 19.1%. The gross profit for the thirteen weeks ended March 29, 1998 was $80,611 or 5.3% of sales, as compared to $421,587 or 24.3% of sales for the thirteen weeks ended March 30, 1997.

     Operating and administrative expenses for the twenty-six weeks ended March 29, 1998 were $2,360,535 as compared to $1,973,094 for the twenty-six weeks ended March 30, 1997, an increase of $387,441. Operating and administrative expenses for the thirteen weeks ended March 29, 1998 were $1,290,066, compared with $827,554 for the thirteen weeks ended March 30, 1997, an increase of $462,512. These increases were due principally to an increase in management payroll related to the Company's expansion of its corporate infrastructure, significantly higher marketing costs related to its operations during this period and an increase in occupancy costs and other unit level expenses.

     Other expenses for the twenty-six weeks ended March 29, 1998 were $415,369 as compared to $238,709 for the twenty-six weeks ended March 30, 1997, an increase of $176,660. Other expenses for the thirteen weeks ended March 29, 1998 amounted to $206,579 as compared to $155,804, an increase of $50,775. The increase is attributable to a slight increase in interest expense as well as an increase in barter expense of $147,691 for the twenty-six week period and $46,217 for the thirteen week period. This increased expense is the result of bartering agreements entered into with member dining clubs whereby member dining clubs advance cash to the Company in exchange for food and beverage credits which are passed along as a discount to members of the dining clubs. Upon entering into the agreement, the Company records its obligation to provide food and beverages at the amount of the advance it receives. When a member of a dining club purchases food or beverages, the Company records revenue for the amount of food and beverage purchased by the guest, and the barter discount as a barter expense.

     The net loss for the twenty-six weeks ended March 29, 1998 was $1,842,462 or $.67 per share as compared to $1,057,521 or $.43 per share or an increase of $784,941. The net loss for the thirteen weeks ended March 29, 1998 was $1,416,034 or $.47 per share or an increase of $854,262 as compared to $561,771 or $.23 per share for the thirteen weeks ended March 30, 1997.

Liquidity and Capital Resources

     At March 29, 1998, Company had a working capital deficit of $1,453,291. The Company's financing requirements have historically exceeded cash flows from operations primarily due to, among other things, costs associated with development, opening and start-up costs of the Lundy's and American Park restaurants and building a corporate infrastructure sufficient to support the Company's proposed expanded operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the twenty-six weeks ended March 29, 1998, net cash increased by $783,538. Net cash used in operating activities was $2,137,825, net cash used in investing activities was $1,207,334, relating primarily to the acquisition of property and equipment for American Park, and net cash provided from financing activities was $4,128,697, consisting of long-term borrowing of $1,000,000, offset by repayments of indebtedness to others of $779,212 and stock offering net cash proceeds of $3,772,909 (before deduction of expenses of $128,322 paid prior to September 28, 1997).

     During the twenty-six weeks ended March 30, 1997, net cash decreased by $19,302. Net cash used by operating activities was $789,255, net cash used in investing activities was $343,527, consisting primarily of costs associated with the preliminary development of American Park. Net cash provided by financing activities was $1,113,480, primarily a result of additional borrowings.

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

     In October 1997, Kayne Anderson Non-Traditional Investments, L. P. and ARBCO Associates, L.P. affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly commencing December 31,1997, and are due May 31, 1999. The loans are guaranteed by Frank Cretella, President, Chief Executive Officer, a director and principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) at any time from May 11, 1998 until October 31, 2002. The Company will incur a non-cash interest charge of $482,000 representing the original issue discount relating to the promissory notes issued to Kayne Anderson over the life of the promissory notes.

     In February 1998, the Company completed its initial public offering (the "Offering") of common stock and redeemable warrants resulting in the Company's receipt of net proceeds of $3,644,587. The Company anticipates that the net proceeds from the Offering, together with anticipated cash flow from operations and equipment, vendor and landlord financing, will be sufficient to satisfy its contemplated cash requirements until at least April 1999. However, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, construction delays or other difficulties) or the proceeds of the Offering otherwise prove to be insufficient to fund operations and implement the Company's proposed expansion strategy, the Company could be required to seek additional financing sooner than anticipated. Although the Company believes it has the ability to enter into bartering transactions with member dining clubs, the Company has no current arrangements with respect to, or potential sources of, additional financing from such clubs or elsewhere, and it is not anticipated that any officers, directors or stockholders will provide any additional loans to the Company. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Seasonality and Fluctuations in Quarterly Operating Result

     The Company's business is seasonal. The restaurant and bicycle and rowboat rentals at the Boathouse have historically been open only March through November, with dinner served in the restaurant May 1 through October 1. All of the seating at the Boathouse and a portion of the seating at Lundy's was outdoors. In addition, since Lundy's is a waterside location, it attracts more guests during the warmer weather months. As a result, the Company's restaurant sales generally increase from May through September, and decrease from November through March. The Company anticipates that the opening of American Park and the winterizing of the Boathouse (which will provide indoor seating) will reduce the seasonal fluctuations in its operating results.

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

Inflation

     The effect of inflation on the Company has not been significant in any of the periods being reported on.

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

       The net proceeds of the Offering was approximately $3,644,587. As of March 29, 1998, the Company used approximately $2,560,000 of such proceeds for payment of accrued expenses and liabilities (approximately $1,000,000), construction and pre-opening costs of American Park (approximately $1,322,000) and working capital and general corporate purposes (approximately $238,000).

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Exhibit 27 - Financial Data Schedule

       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the thirteen week period March 29, 1998.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 18th day of May 1998.



                                        TAM RESTAURANTS, INC.
                                            (Registrant)

                                        /s/ Frank Cretella
                                        ----------------------------------------
                                        Frank Cretella
                                        President and Chief Executive Officer