Form 10QSB
period 1998-06-28
TAM RESTAURANTS INC
filed 1998-08-17
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 28, 1998 .

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission file number 0-23757

                              TAM RESTAURANTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                             13-3905598
(State or other Jurisdiction of)                              (I.R.S. Employer
  Incorporation or Organization                              Identification No.)


                   1163 FOREST AVENUE, STATEN ISLAND, NY 10310
                    (Address of Principal Executive Offices)

                                 (718) 720-5959
                 (Issuer's Telephone Number including area code)

            ________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___


            As of August 12, 1998, there were 3,500,000 shares of the
                        issuer's Common Stock outstanding

           Transitional Small Business Disclosure Format (check one):
                                 Yes ___ No _X_

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 28, 1998
                                   FORM 10-QSB
                                      INDEX


Part I. FINANCIAL INFORMATION                                            Page(s)



Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 28, 1998
            (Unaudited)......................................................1

         Condensed Consolidated Statements of Operations
         For the Thirteen and Thirty-Nine weeks ended June 28, 1998 and June 29, 1997 (Unaudited).......................................2

         Condensed Consolidated Statements of Cash Flows
         For the Thirty-Nine weeks ended June 28, 1998
         and June 29, 1997 (Unaudited).......................................3

         Notes to unaudited Condensed Consolidated Financial Statements .....4



Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations ......................................7

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................11

Item 6.  Exhibits and Reports on Form 8-K...................................11

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                   June 28, 1998
                                                                   ------------

Current Assets
     Cash                                                          $    76,669
     Accounts receivable                                               867,060
     Inventory                                                         379,997
     Prepaid and other expenses                                        938,998
     Loan receivable-officer                                            44,997
                                                                   -----------

     Total current assets                                            2,307,721

Property and equipment-net                                           5,858,159
Due from affiliates                                                    482,047
Other assets                                                           160,131
                                                                   -----------

TOTAL ASSETS                                                       $ 8,808,058
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt                         $ 1,000,672
         Current portion of capitalized lease obligations               96,185
         Loans payable  - related parties                               56,860
         Accounts payable                                            1,787,488
         Contract deposits payable                                     573,379
         Accrued expenses                                            1,584,595
                                                                   -----------

Total current liabilities                                            5,099,179
                                                                   -----------
Long-term liabilities
       Deferred rent expense                                           284,536
       Loans payable-related parties                                   924,050
       Long-term debt-net of current portion                           205,592
       Capitalized lease obligations-net of current portion            288,556
                                                                   -----------

       Total long-term liabilities                                   1,702,734
                                                                   -----------
TOTAL LIABILITIES                                                    6,801,913
                                                                   -----------
Commitments and contingencies

Stockholders' equity
       Preferred stock; $.0001 par value; 1,000,000
         shares authorized, 0  shares issued and
         outstanding                                                      --

       Common stock;  $.0001 par value;
         19,000,000 shares authorized;
         3,500,000 shares issued and outstanding:                          350
       Additional paid-in capital                                    7,234,283
       Accumulated deficit                                          (5,228,488)
                                                                   -----------

TOTAL STOCKHOLDERS' EQUITY                                           2,006,145
                                                                   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $ 8,808,058
                                                                   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                        -----------------------------    ------------------------------
                                        June 29, 1997   June 28, 1998    June 29, 1997    June 28, 1998
                                        -------------   -------------    -------------    -------------
Sales                                    $ 4,708,823     $ 5,319,176      $ 8,704,743      $ 9,210,616
Cost of Sales                              2,355,393       3,485,164        5,197,031        6,443,162
                                         -----------     -----------      -----------      -----------
  Gross Profit                             2,353,430       1,834,012        3,507,712        2,767,454

Operating and Administrative Expenses      1,516,712       2,093,900        3,489,806        4,454,435
                                         -----------     -----------      -----------      -----------
Income (Loss) from Operations                836,718        (259,888)         (17,906)      (1,686,981)
                                         -----------     -----------      -----------      -----------
Other Expense
  Interest Expense                            90,277         137,419          277,837          353,948
  Barter Expense                             153,628         206,577          204,777          405,417
                                         -----------     -----------      -----------      -----------
      Total Other Expense                    243,905         343,996          482,614          759,365
                                         -----------     -----------      -----------      -----------
Income (Loss) Before Income Tax
  Benefit                                    592,813        (603,884)        (464,708)      (2,446,346)
Income Taxes                                    --              --               --               --
                                         -----------     -----------      -----------      -----------
   Net Income (Loss)                     $   592,813     $  (603,884)     $  (464,708)     $(2,446,346)
                                         ===========     ===========      ===========      ===========
Net Income (Loss) Per Share:
  Basic and Diluted                      $       .23     $      (.17)     $      (.19)     $      (.82)
                                         ===========     ===========      ===========      ===========
Weighted Average Number of Common
Shares Outstanding Basic and Diluted       2,526,957       3,500,000        2,478,713        2,998,168
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

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Thirty-Nine Weeks Ended
                                                         ----------------------------
                                                         June 29, 1997  June 28, 1998
                                                         -------------  -------------
Cash Flows from Operating Activities
     Net (loss)                                           $  (464,708)   $(2,446,346)
     Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
              Depreciation and amortization expense           249,241        346,830
              Deferred rent expense                            57,341         60,000
              Deferred income                                 247,663        302,251
              Original issue discount - promissory note                       58,032
     (Increase) decrease in:
              Accounts receivable                            (694,973)      (579,692)
              Inventory                                       (20,841)      (175,291)
              Prepaid and other expenses                     (138,108)       (75,865)
              Other assets                                   (121,776)      (537,979)
     Increase (decrease) in:
              Accounts payable                               (250,301)     1,264,664
              Accrued expenses
                 and other liabilities                      1,268,418       (791,610)
                                                          -----------    -----------

Net Cash provided by (used in) Operating Activities           131,956     (2,575,006)
                                                          -----------    -----------
Cash Flows from Investing Activities
     Acquisition of property and equipment                   (753,482)    (1,659,716)
                                                          -----------    -----------

Net Cash used in Investing Activities                        (753,482)    (1,659,716)
                                                          -----------    -----------

Cash Flows from Financing Activities
     Officer's Loans                                           (8,843)         1,462
     Proceeds from long-term debt and warrants                713,000      1,000,000
     Principal payments on long-term debt
         and capitalized lease obligations                   (255,383)      (477,842)
     Advances to/from affiliates and others                    42,339       (266,763)
     Deferred stock offering costs                                           128,322
     Proceeds from capital stock issuance                     200,000
     Proceeds from initial public offering                                 3,644,587
                                                          -----------    -----------

Net Cash provided by Financing Activities                     691,113      4,029,766
                                                          -----------    -----------

Net Increase (Decrease) in Cash                                69,587       (204,956)
Cash, Beginning of period                                      66,616        281,625
                                                          -----------    -----------
Cash, End of period                                       $   136,203    $    76,669
                                                          ===========    ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Registration Statement on Form SB-2. Operating results for the thirteen and thirty-nine week periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 27, 1998.

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

     Additionally, as partial consideration for the loans, the Company granted to the entities warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share expiring in October 2002. The warrants became exercisable on May 11, 1998. The issuance of these warrants have given rise to an original issue discount which has been valued at $482,000, based on the Black-Scholes option pricing model, and is being amortized beginning on the date the warrants became exercisable and ending on the due date of the loans. Total amortization for the periods presented is $58,032 and is included in interest expense.

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

     All the issued and outstanding warrants and options are anti-dilutive for all periods presented, and these have not been included in the earnings
     (loss) per share calculations.

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

6.   Stock Option Plan

     The Company has adopted a stock option plan (the "Option Plan") pursuant to which 525,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended or (ii) non-qualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Non-qualified options may be granted under the Option Plan to consultants, directors (whether or not they are employees), employees or officers of the Company. As of June 28, 1998 the total number of options granted under the plan was 293,250.

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

     Statement of Financial Accounting Standards No. 130, ("SFAS No. 130") "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these statements will not have a material effect on the Company's condensed consolidated financial statements.

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

Overview

     The Company operates Lundy Bros. Restaurant ("Lundy's"), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, and The Boathouse in Central Park ("The Boathouse") multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park. Lundy's and The Boathouse are high-profile locations which host many special events and receive extensive press coverage. In April 1998, the Company opened American Park at the Battery, in Battery Park ("American Park"), a premium-quality restaurant located at the water's edge in Battery Park, a New York City landmark visited by approximately 4 million visitors during 1996.

Results of Operations

     Sales for the thirty-nine weeks ended June 28, 1998 were $9,210,616 as compared with $8,704,743 for the thirty-nine weeks ended June 29, 1997, an increase of $505,873 or 5.8%. The Company's sales for the thirteen weeks ended June 28, 1998 were $5,319,176 as compared with $4,708,823 for the thirteen weeks ended June 28, 1997, an increase of $610,353 or 13%. The increase in sales for the thirteen and thirty-nine week periods were due primarily to the opening of American Park which accounted for sales of $654,709 during the nine operating weeks in which it was open. In addition, sales at The Boathouse increased in both reporting periods by approximately 8.5%, while revenues at Lundy's declined, principally in connection with off-premise catering.

     Cost of sales for the thirty-nine weeks ended June 28, 1998 were $6,443,162 as compared to $5,197,031 for the thirty-nine weeks ended June 29, 1997, an increase of $1,246,131 or 24%. Cost of sales for the thirteen weeks ended June 28, 1998 amounted to $3,485,164 as compared to $2,355,393 for the thirteen weeks ended June 29, 1997, an increase of $1,129,771 or 48%. This increase was due principally to an increase in restaurant payroll and food costs, the opening of American Park, and unusually high costs associated with the opening of American Park, and the conversion of The Boathouse restaurant to the new Park View at The Boathouse. Certain restaurant level management changes have been made in order to more stringently monitor the Company's operating costs. In addition, the Company is currently evaluating its cost structure in an effort to reduce its future cost of sales.

     As a result of the foregoing, gross profit for the thirty-nine weeks ended June 28, 1998 was $2,767,454 or 30% of sales, as compared to $3,507,712 or 40.3%
of sales for the thirty-nine weeks ended June 29, 1997, a decrease of $740,258. The gross profit for the thirteen weeks ended June 28, 1998 was $1,834,012 or 34.5% of sales, as compared to $2,353,430 or 50% of sales for the thirteen weeks ended June 29, 1997.

     Operating and administrative expenses for the thirty-nine weeks ended June 28, 1998 were $4,454,435 as compared to $3,489,806 for the thirty-nine weeks ended June 29, 1997, an increase of $964,629. Operating and administrative expenses for the thirteen weeks ended June 28, 1998 were $2,093,900, compared with $1,516,712 for the thirteen weeks ended June 29, 1997, an increase of $577,188. These increases were due principally to the operation of American Park, which was not open during the comparable prior periods. In addition, these increases were due to an increase in management payroll related to the Company's expansion of its corporate infrastructure, significantly higher marketing costs during this period, and an increase in restaurant level expenses. The Company is currently evaluating its cost structure in an effort to reduce its future level of operating and administrative expenses.

     Other expenses for the thirty-nine weeks ended June 28, 1998 were $759,365 as compared to $482,614 for the thirty-nine weeks ended June 29, 1997, an increase of $276,751. Other expenses for the thirteen weeks ended June 28, 1998 amounted to $343,996 as compared to $243,905 for the thirteen weeks ended June 29, 1997, an increase of $100,091. The increase is attributable to a slight increase in interest expense and the amortization of $58,032 in original issue discounts relating to issued warrants. In addition, the Company experienced an increase in barter expense of $200,640 for the thirty-nine week period and $52,949 for the thirteen week period. This increased expense is the result of bartering agreements entered into with member dining clubs whereby member dining clubs advance cash to the Company in exchange for food and beverage credits which are passed along as a discount to members of the dining clubs. Upon entering into the agreement, the Company records its obligation to provide food and beverages at the amount of the advance it receives. When a member of a dining club purchases food or beverages, the Company records revenue for the amount of food and beverage purchased by the guest, and the barter discount as a barter expense.

     As a result of the foregoing, the net loss for the thirty-nine weeks ended June 28, 1998 was $2,446,346 or $.82 per share as compared to $464,708 or $.19 per share or an increase of $1,981,638. The net loss for the thirteen weeks ended June 28, 1998 was $603,884 or $.17 per share which represents a decrease of $1,196,697 as compared to net income of $592,813 or $.23 per share for the thirteen weeks ended June 29, 1997.

Liquidity and Capital Resources

     At June 28, 1998, the Company had a working capital deficit of $2,791,458. The Company's financing requirements have historically exceeded cash flows from operations primarily due to, among other things, costs associated with development, opening and start-up costs of the Lundy's and American Park restaurants and building a corporate infrastructure sufficient to support the Company's proposed expanded operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the thirty-nine weeks ended June 28, 1998, net cash decreased by $204,956. Net cash used in operating activities was $2,575,006. Net cash used in investing activities was $1,659,716, relating primarily to the acquisition of property and equipment for American Park. Net cash provided from financing activities was $4,029,766, consisting of stock offering net cash proceeds of $3,772,909 (before deduction of expenses of $128,322 paid prior to September 28, 1997) and long-term borrowings of $1,000,000, which were partially offset by payments on long-term debt and capitalized lease obligations and advances to certain affiliates.

     During the thirty-nine weeks ended June 29, 1997, net cash increased by $69,587. Net cash provided by operating activities was $131,956, net cash used in investing activities was $753,482, consisting primarily of costs associated with the development of American Park. Net cash provided by financing activities was $691,113, primarily a result of additional borrowings.

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

As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) at any time from May 11, 1998 until October 31, 2002. The Company is incurring a non-cash interest charge of $482,000 representing the original issue discount relating to the promissory notes issued to Kayne Anderson beginning on the date the warrants became exercisable and ending on the due date of the loans. Total amortization for the periods presented is $58,032.

     In February 1998, the Company completed its initial public offering (the "Offering") of common stock and redeemable warrants resulting in the Company's receipt of net proceeds of $3,644,587. The Company is currently evaluating alternative sources of financing to enable it to satisfy its contemplated cash requirements until at least June 30, 1999. Although the Company believes it has the ability to enter into bartering transactions with member dining clubs, the Company has no current arrangements with respect to, or potential sources of, additional financing from such clubs or elsewhere, and it is not anticipated that any officers, directors or stockholders will provide any additional loans to the Company. Consequently, there can be no assurance that any additional financing will be available to the Company.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On February 13, 1998 the Company consummated its initial public offering (the "Offering") contemplated by its Registration Statement on Form SB-2 (file no. 333- 39937) which was declared effective by the Securities and Exchange Commission on February 10, 1998. A total of 1,150,000 shares of Common Stock (including 150,000 shares subject to an over-allotment option granted to Paragon Capital Corporation, the underwriter of the offering) were registered for sale by the Company to the public and 1,000,000 shares were sold to the public for gross proceeds of $5,000,000. In addition, Redeemable Warrants ("Warrants") to purchase 575,000 shares of Common Stock (including 75,000 Redeemable Warrants subject to the over-allotment option) were registered for sale to the public of which 500,000 Warrants were sold in the Offering for gross proceeds of $50,000. In addition, 575,000 shares of Common Stock issuable upon exercise of the Warrants were registered. The warrants are exercisable between March 10, 1999 and February 9, 2003. In addition, 310,000 warrants were registered and issued to certain selling stockholders ("Selling Securityholders' Warrants") in exchange for other warrants previously owned by them and converted at the time of the offering. The underlying shares of Common Stock were also registered and both the Selling Securityholders' Warrants and underlying shares are subject to a lock-up that expires in May 1999.

     The net proceeds of the Offering was approximately $3,644,587. As of June 28, 1998, the Company used such proceeds for payment of accrued expenses and liabilities (approximately $1,000,000), construction and pre-opening costs of American Park (approximately $1,500,000) and working capital and general corporate purposes (approximately $1,144,587).

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the thirteen week period June 28, 1998.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 17th day of August 1998.



                                        TAM RESTAURANTS, INC.
                                          (Registrant)

                                        /s/ Frank Cretella
                                        ----------------------------------------
                                        Frank Cretella
                                        President and Chief Executive Officer