Form 10KSB
period 1998-09-27
TAM RESTAURANTS INC
filed 1999-01-12
CIK 1048796

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)     [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d)  OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 1998

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________  to  __________________

                         Commission file number: 0-23757

                              TAM RESTAURANTS, INC.
                 (Name of small business issuer in its charter)

            Delaware                                             13-3905598
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1163 Forest Avenue, Staten Island, New York                         10310
  (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (718) 720-5959

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
       None                                              None

Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)

                    Redeemable Common Stock Purchase Warrants
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The Issuer's revenues for the fiscal year ended September 27, 1998 were $16,202,892.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates was approximately $2,164,662.19 as at the close of business on December 31, 1998.

The number of shares of Common Stock outstanding as of December 31, 1998, was 3,503,000.

Documents incorporated by reference:  None

                              TAM Restaurants, Inc.

                                   Form 10-KSB

                                Table of Contents


Part I.

      ITEM 1.  Description of the Business .................................   1

      ITEM 2.  Description of Property .....................................   9

      ITEM 3.  Legal Proceedings ...........................................  10

      ITEM 4.  Submission of Matters to a Vote of Security Holders..........  10

Part II.

      ITEM 5.  Market for Common Equity and Related Stockholder Matters ....  11

      ITEM 6.  Management's Discussion and Analysis of Plan of Operation ...  11

      ITEM 7.  Financial Statements ........................................  14

      ITEM 8.  Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure. ...................................  14

Part III.

      ITEM 9.  Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act.................................................  15

      ITEM 10. Executive Compensation ......................................  17

      ITEM 11. Principal Stockholders ......................................  20

      ITEM 12. Certain Transactions ........................................  22

      ITEM 13. Exhibits, List and Reports on Form 8-K ......................  24

               Signatures ..................................................  26

               Consolidated Financial Statements ........................... F-1

Part I

ITEM 1.  Description of the Business


     The Company operates Lundy Bros. Restaurant ("Lundy's) a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, The Boathouse in Central Park ("The Boathouse"), a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park, and American Park at the Battery ("American Park"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark.


Lundy's

     Lundy's is a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York. The Company opened Lundy's in December 1995, approximately 16 years after the original Lundy's restaurant closed. The original Lundy's, a storied Brooklyn landmark, originally opened in 1934 and is believed to have been the largest restaurant in the United States during the time it was open, with seating capacity for approximately 2,400 guests. The building which Lundy's occupies was declared a historic landmark building by the New York City Landmarks Preservation Commission in 1992.

     The Lundy's Concept

     The Lundy's concept is designed to appeal to a broad range of guests by serving generous portions of premium-quality seafood and other menu items and by combining a grand dining experience with friendly and efficient service in a high-energy environment. Lundy's commitment to offering its guests a casual, exciting dining experience is highlighted by its "exhibition" kitchen where all meals are cooked to order in view of its guests, a lobster pool from which guests can select their lobsters, an experienced wait staff uniformed in crisp white linen jackets which are knowledgeable about the preparation of seafood and the history of Lundy's, a high wait staff-to-customer ratio to assure attentive service and tables covered with multiple layers of colored linens and pristine white butcher paper.

     Menu

     Lundy's menu features a wide variety of fresh seafood items, including lobster, crab, shrimp, oysters, clams and daily fish specials, cooked to order in a variety of ways: steamed, sauteed, broiled, grilled, blackened and fried. In addition, Lundy's offers a selection of steaks, chicken dishes, pasta dishes, pizzas, appetizers, chowders, salads and fresh-baked desserts. Lundy's also offers full bar service, from which a variety of brand name alcohols, mixed drinks, wines and beers, including selected micro-brewed beers, can be ordered, at the bar or with table service. Lundy's feature menu selection is its "Shore Dinner," which consists of a chowder or salad; steamed or baked clams, a whole Maine lobster and chicken; fruit pie; and a beverage, for $22.95. The Company believes that Lundy's is widely recognized for its "signature" biscuits, chowders and apple, blueberry pies and its 60 item Sunday brunch buffet.

     The menu mix has been carefully developed to balance the higher priced items, such as lobster and fresh fish, with lower cost items, such as pizza and pasta dishes. Dinner entrees range in price from $8.95 to $28.95 and the average dinner check is approximately $33.00 per person.

     Design, Decor and Atmosphere

     Lundy's interior has been designed with a contemporary decor, rich polished woods and granite surfaces, accented with copper, pottery, brushed-stainless steel and earth tones, to impart "Old World" elegance and comfort. Lundy's offers guests several seating selections in its multi-level interior, which consists of an expansive, high-ceiling main dining area; a large upstairs dining room which is also used for special events and to cater private functions; a mezzanine level cigar room which overlooks the main dining area; and a 30-foot long oyster and beverage bar; as well as outdoor seating.

     Facility Operations

     Lundy's occupies approximately 18,000 square feet and has a seating capacity of approximately 730 seats. Lundy's is open for dinner from 5:00 P.M. to 11:00 P.M. on weekdays (10:00 P.M. on Mondays) and for dining from 1:00 P.M. to 12:00 midnight on Sunday. Lundy's oyster and beverage bar and outside bar (weather permitting) are also open during such hours and also from 12:00 noon to 5:00 P.M. on weekdays.

     In addition to the restaurant operations, Lundy's also houses a seafood laboratory where seafood is tested to assure quality and freshness, and a gift shop which carries a variety of "Lundy's" and "Brooklyn" themed merchandise, such as T-shirts and other clothing, hats, plates and coffee and beer mugs, as well as Lundy's chowders and sauces and seafood related products, such as lobster bibs, crackers and forks.

The Boathouse

     The Boathouse is a multi-use, lakeside facility which features an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park.

     Restaurant


     The Boathouse restaurant, Park View at The Boathouse ("Park View"), provides customers a pleasurable dining experience in a comfortable, relaxed and romantic atmosphere and primarily al fresco seating. The restaurant serves eclectic American cuisine, under the direction of The James Beard Foundation's Rising Star Chef Nominee John Villa, that changes according to season and consumer trends. The menu is limited in scope to permit the greatest attention to quality while offering sufficient breadth to appeal to a variety of taste preferences. The restaurant also offers full bar service. Dinner entrees range in price from $19.00 to $28.00 and the average dinner check is approximately $44.00 per person.


     Park View's dining area occupies approximately 6,000 square feet of space and has a seating capacity of approximately 225 seats, most of which are covered, expanding approximately 150 feet alongside the Central Park lake. This dining space is open from early March until early November. Part of Park View's dining space and other underutilized areas in the main building were winterized during renovations to The Boathouse facility in fiscal 1998. This new dining space is open from early November to early March and features two fire places and seating for approximately 80 guests.

     Catering Pavilion

     The catering pavilion is glass-enclosed, tented and heated. The catering pavilion occupies approximately 4,600 square feet of space, is surrounded by an english garden on two sides and resides a few feet from the Central Park lake. The catering pavilion hosts private functions for up to 500 persons year round.

     Other Attractions

     The Boathouse incorporates the following additional attractions:

     o Cocktail Area. The cocktail area offers full bar service at an approximately 21-foot long bar with waitress service and features a jazz band performing five nights a week. As a result of the renovations to The Boathouse facility, the capacity of the cocktail area was increased to 200 persons, including 150 seats, and is open from March through early November.

     o The Boathouse Express. The Boathouse Express is a cafeteria-style convenience counter which serves specialty sandwiches, salads, baked goods and juices, as well as standard fast-food items, such as hamburgers, hotdogs, french fries and sodas. The Boathouse Express has indoor and outdoor seating available for approximately 75 persons year round.

     o Carts and Kiosks. Approximately six to eight free standing carts and kiosks are strategically located on the facility's grounds offering a variety of food and beverage items, such as fresh fruit drinks, New York-style pretzels, pita sandwiches and espresso and cappuccino, from early March to early November.

     o Rowboat and Bicycle Rentals and Venetian Gondola Rides. Approximately 110 rowboats are available for rental by the hour on the Central Park lake and approximately 120 bicycles are available for rental by the hour or day from early March to early November. Additionally, Venetian gondola rides on the lake are available from early March to early November.

     o Merchandise Counter. The merchandise counter carries a variety of The Boathouse and other Central Park and New York City themed merchandised, including T-shirts, sweatshirts, hats and coffee mugs, as well as sundry items.

     o Shuttle Bus. The Boathouse operates a shuttle bus which transports guests between the facility and the Fifth Avenue and 72nd Street entrance to Central Park. The shuttle bus runs when the Park View restaurant is opened for dinner and during special events at the catering pavilion.

     The Company operates The Boathouse pursuant to a 15-year license agreement with the City of New York Department of Parks and Recreation (the "Parks Department"). Pursuant to the license agreement, the Company is required to pay a fee to the Parks Department each license year (June 30 through the following June 29) equal to the greater of (i) $90,000 (increasing to $95,000 per year on June 30, 1999) or (ii) the sum of 13% of gross revenue from food and merchandise sales and 16% of gross revenues (increasing to 17% on June 30, 1999) from rowboat and bicycle rentals. The Company is required to maintain certain minimum levels of insurance with respect to the facility. The license agreement expires on June 29, 2000, provided that the Parks Department may terminate the license upon ten days written notice so long as the termination is not arbitrary or capricious. The Company expects to commence negotiations for the renewal of the license agreement in the second quarter of fiscal 1999.

American Park

     American Park opened in May 1998 in historic Battery Park at the southern tip of Manhattan in close proximity to New York's financial district. American Park occupies approximately 18,300 square feet and has a seating capacity of 725 persons.

     American Park is designed with an urban mountain lodge motif, incorporating natural fabrics, slate, stone, wood and brick with modern-style furnishings, vibrant colors and designer lighting. Guests have panoramic views of the New York City harbor and landmarks such as the Statute of Liberty, Ellis Island, Governor's Island and the downtown Manhattan skyline. American Park offers seating selections in its main dining room, second floor dining room and bi-level outdoor patios.

     American Park's restaurant serves contemporary American cuisine featuring a variety of fresh fish, lobsters, large steaks and daily specials. The "all day" menu is served year round in the 110 seat main dining room and seasonally in the 150 seat upper-level outdoor patio.

     American Park's lower level patio, with a capacity of 140 seats, extends to the water's edge and has a casual moderately priced bistro type menu featuring appetizers, grille items, sandwiches, salads, a raw bar and selected items from the main menu. Most of the items come from a separate kitchen on the patio. The lower-level patio also features a bar with a capacity of 25 bar seats and 55 persons standing and is used extensively during the cocktail hour and features live entertainment during the summer.

     American Park's second floor catering level is used to host private parties, business meetings, conferences and weddings. The floor features a spectacular panoramic view of the New York harbor and has a seating capacity of 300 persons.

     The free-standing outdoor kiosk serves burgers, hots dogs, sandwiches, snacks, cold beverages, beer, wine and fruit smoothies to tourists and park visitors from April through October.

     In December 1994, the Company entered into a license agreement with the Parks Department to construct and operate, American Park, in Battery Park. The Company is required to pay to the Parks Department a fee each license year (November 1 through the following October 31) equal to the greater of (i) $50,000 and (ii) 8% of gross receipts from the restaurant and 10% of gross receipts from merchandise sales (increasing to 12% on November 1, 1999). For the license year ended October 31, 1998, the license fee was $156,019. The Company is required to maintain a certain level of insurance. The license agreement expires on October 31, 2015, provided, however, that the Parks Department may terminate the license upon 30 days written notice.

Strategy

     The Company's strategy is to initially develop and operate a limited number of additional Lundy's restaurants. The Company intends to focus its efforts in the New York City metropolitan area. The Company has limited experience in expanding its operations and there can be no assurance that it will be able to successfully do so.

     The Company's strategy is to capitalize on what it perceives to be a high consumer recognition of the Lundy's name in markets where there is a significant percentage of the population which remembers and had visited the old Lundy's restaurant. The Company anticipates that future Lundy's restaurants will incorporate the Lundy's concept into the existing building architecture to give each location the atmosphere of a long-standing restaurant.

     The Company's long-term plans include seeking to capitalize upon the Lundy's name by marketing food and related products by mail, such as chowders, sauces, pies, cookbooks, lobster bibs, crackers and forks and "Lundy's" and "Brooklyn" themed T-shirts and other clothing items, hats, plates and coffee and beer mugs. In addition, in connection with its strategy, the Company may seek to open additional, high-volume landmark type restaurants as appropriate opportunities arise.

Site Selection

     The choice of site selection is critical to the potential success of a particular restaurant. As a result, the Company devotes a significant amount of time and resources to identifying and analyzing potential sites. The Company seeks to identify locations in close proximity to upscale high-traffic, suburban residential neighborhoods, hotel complexes and/or urban business or entertainment centers. The Company also seeks to identify large spaces in tourist centers, such as government buildings, concession stands and offices in municipal parks which are not utilized to their potential. Additionally, to the extent opportunities arise, the Company seeks to identify waterfront locations, which type of location the Company believes has a synergy with the Lundy's concept and primarily seafood menu. The Company, however, has no commitments or understandings with respect to any proposed location.

     The Company generally seeks to lease properties with 12,000 to 20,000 square feet of total space and seating capacity for 400 to 750 persons. The Company anticipates that three to six months will typically be required to open a new Lundy's restaurant from the time a location is identified and a lease is negotiated.

Restaurant Operations

     Management and Employees

     Each location's operations is managed by a general manager and managers for certain operations of the location, such as kitchen, dining room (waiters and busboys), office (administration) and catering. The number of employees at each location fluctuates from season to season and depending upon the number of catering events. Because some restaurant seating areas and certain other operations at The Boathouse and American Park are not open year round, the Company is required to hire new personnel annually for each unit. The Company introduced a management bonus plan, for unit level management, which provides bonuses based on the financial results of the managements' particular location.

     Service and Guest Satisfaction

     The Company believes that providing friendly, courteous, efficient service is critical to the long-term success of each location. The Company will attempt to recruit managers for future locations with significant experience in the restaurant industry. The Company is constantly refining its training program in anticipation of opening additional Lundy's restaurants to teach restaurant managers to promote the Company's team-oriented atmosphere among restaurant employees, with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. Each location's staff is trained on site by location managers and other designated employees. The Company believes that the selection and training of its location managers and staff result in friendly, courteous, efficient guest service which contributes to a pleasurable dining experience for the guest.

     The Company monitors each location's service and guest satisfaction. The Company maintains a guest service department which contacts several guests from each location's previous night's reservation list to inquire about their dining experiences. The guest service department also contacts each party which utilizes the Company's catering services to obtain feedback about their experiences. The Company also maintains a toll-free telephone line for guests to call with complaints or suggestions about the Company's locations. All calls are personally responded to by an executive officer of the Company. The Company utilizes guest feedback to continually improve its service, update its menu selections and otherwise improve its operations.

     Purchasing

     Obtaining a reliable supply of quality seafood and other food and beverage items at competitive prices is critical to the Company's success. The Company has formed long-term relationships with several seafood suppliers, fish markets and operators of fishing boats. Each restaurant purchases its own supply of food and beverage items through a central purchasing department which maintains a list of approved suppliers. The Company regularly arranges to purchase a fishing boat's day catch of lobsters and select fish, reducing its price per pound and ensuring superior quality. The Company intends to begin construction of a lobster pound at its Bayonne, New Jersey warehouse, in the second quarter of 1999, to further reduce the cost of live lobsters and ensure and adequate supply of all sizes. The Company has a computerized food purchasing and tracking system which maintains a current database of suppliers and continuously updates supplier's pricing to enable its restaurants to obtain the lowest prices available from Company-approved suppliers.

     The Company believes its diverse menu selection reduces the risk and minimizes the effect of the shortage of any seafood products. The Company has been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers, fish markets and fishing boats and promoting certain alternative menu selections (in response to availability and price of supply). To date, the Company generally has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

     Quality Control

     The Company maintains a continuous inspection program for all of its seafood purchases. Each shipment of seafood and other food items is inspected for quality and weight by the restaurant steward. All food items must be purchased from Company-approved suppliers. In addition, Lundy's houses a seafood laboratory where shipments of seafood are randomly tested to assure quality.

     The restaurants' management are responsible for properly training employees and ensuring that the Company's restaurants are operated in accordance with strict health and quality standards. Each restaurant employee is educated as to the correct handling and proper characteristics of each product. Compliance with the Company's quality standards are monitored by periodic on-site visits and formal periodic inspections by management and third-party food sanitation consultants. The Company believes that its inspection procedure and its employee training practices assist the Company in maintaining high standards of quality for the food and services it provides.

     Restaurant Reporting

     The Company maintains financial and accounting controls for each restaurant through a central point-of-sale, accounting and cash management systems. Sales data is collected daily, and store managers are provided with daily sales, cash and inventory information for their respective restaurants. The point-of-sale, accounting and cash management systems enables both store-level management and senior management to quickly react to changing sales trends, better manage food, beverage and labor costs, minimize theft and improve the quality and efficiency of accounting and audit procedures.

Catering Operations

     The Company's restaurants offer high-quality professional, on-premise and off-premise catering services. Each restaurant provides its own catering services and specially designs menus to the guests requirements. Lundy's upstairs dinning room is used to cater private functions and has a capacity of 350 persons. In addition to catering private functions in the banquet area, The Boathouse caters larger functions of up to 1,000 persons in the combined space of the catering pavilion and restaurant. American Park can accommodate parties of up to 300 persons in its up upstairs catering space, up to 780 persons for the entire facility and outdoor tents to accommodate another 400 persons.

     In April 1997, the Company entered into a five-year agreement with Bay Cruises, LLC ("Bay Cruises") to act as exclusive caterer for all entertainment cruises conducted by Bay Cruises from any location in the New York metropolitan area. Bay Cruises conducted entertainment cruises from its

Sheepshead Bay dock from December 1996 through February 1998 when it ceased operation. In December 1998, the Company and Bay Casino, LLC ("Bay Casino"), the sucessor to Bay Cruises, renegotiated the terms of the catering agreement extending the initial term of the agreement by a year with an option to the Company for an additional five-year extension. Further, under the new agreement, the Company will offer all beverage service in addition to food services on Bay Casino's vessels. The Company will pay Bay Casinos a license fee of 15% of all food sales and 25% of all beverage sales generated from the agreement. The Company will not receive any revenues from such agreement unless and until Bay Casino resumes operation of such cruies. Bay Casino has advised the Company of its plans to resume operations in the third quarter of fiscal 1999.

     During the years ended September 28, 1997 and September 27, 1998, Lundy's catered 157 and 210 private functions, respectively, and The Boathouse catered 317 and 298 private functions, respectively. During its first six months of operations, American Park catered 89 private functions.

Advertising and Marketing

     The Company employs a marketing strategy that seeks continuous visibility and name recognition through the use of local radio, print and billboard advertisements, as well as community events, for each restaurant. The Company contracts with public relations and advertising agencies to more effectively coordinate its advertising efforts. The Company also publishes and distributes a newsletter which apprises readers of upcoming events at the Company's restaurants and recent celebrity guests, answers guests' food, wine and restaurant etiquette questions and provides recipes.

     Each restaurant engages in community-based promotions designed to promote the restaurant and foster goodwill within the community. Each restaurant participates in the Company's "make a dent with 10%" program whereby 10% of the proceeds from three designated tables from the restaurant are donated to local charities.

     Lundy's, The Boathouse and American Park are high-profile locations which host many special events and receive extensive press coverage. All three units have been featured in several magazines, including Gourmet, Travel & Leisure, The New York Times Magazine and New York Magazine, and have been the subject of several television news stories. As a result, these restaurants receive a great deal of publicity in addition to the publicity obtained from the Company's advertising efforts.

Competition

     The restaurant industry is intensely competitive with respect to price, service, location and food quality and variety. There are many well-established competitors with substantially greater financial and other resources than the Company, as well as a significant number of new market entrants. Such competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products, as well as single location restaurants. Some of the Company's competitors have been in existence for substantially longer periods than the Company, may be better established in the markets where the Company's restaurants are or may be located and engage in extensive advertising and promotional campaigns, both generally and in response to efforts by competitors to open new locations or introduce new concepts or menu offerings. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments which specialize in a variety of cuisines.

Intellectual Property

     The Company's business prospects will depend largely upon the Company's ability to capitalize on favorable consumer recognition of the Lundy's name. Although the Company holds a trademark registration for use of the Lundy's name by the U.S. Patent and Trademark Office, there can be no assurance that the Company's marks do not or will not violate the proprietary rights of others or that the Company's marks would be upheld, or that the Company would not be prevented from using its marks, if challenged, any of which could have an adverse effect on the Company.

     The Company also relies on trade secrets and proprietary know-how, and employs various methods, to protect its concepts and recipes. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts and recipes. The Company does not maintain confidentiality and non-competition agreements with all of its executives, key personnel or suppliers. There can be no assurance that the Company will be able to adequately protect its trade secrets.

Government Regulation

     The Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to assure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant would adversely affect the operations of the Company. Restaurant operating costs are also affected by other government actions which are beyond the Company's control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes.

     The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company's restaurants are currently designed to be accessible to the disabled, and the Company believes that it is in compliance with all current applicable regulations relating to accommodations for the disabled.

     The Company is subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. New York law currently provides that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by or resulting from the intoxication of a minor (under 21 years of age) if the vendor willfully, knowingly and unlawfully sells or furnishes alcoholic beverages to the minor and knows that the minor will soon thereafter be driving a motor vehicle. A vendor can similarly be held liable if it knowingly provides alcoholic beverages to a person who is in a noticeable state of intoxication, knows that person will soon thereafter be driving a motor vehicle and injury or damage is caused by that person.

Insurance

     The operation of restaurants subjects the Company to possible liability claims from others, including customers, employees and other service providers for personal injury (resulting from, among other things, contaminated or spoiled food or beverages, accidents or injuries caused by intoxicated persons served alcoholic beverages by a restaurant). The Company maintains insurance (with coverage in amounts up to $2,000,000 per occurrence and $10,000,000 of umbrella liability coverage), including insurance relating to personal injury, in amounts which the Company believes to be adequate. The Company also maintains property insurance for each location it operates in amounts it believes to be adequate. Nevertheless, a partially or completely uninsured claim against the Company, if successful, could have a material adverse effect on the Company.

Employees

     As of September 27, 1998, the Company employed 643 persons, of whom 38 were in management and 603 were in non-management restaurant operations.
Approximately 48 of those individuals were employed on a salary basis. The Company believes its employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  Description of Property

     The Company leases approximately 2,500 square feet of space in Staten Island, New York for its executive offices from Frank Cretella, Chief Executive Officer, President, a director and a principal stockholder of the Company. The current annual rent payable under the lease is currently $37,914 and increases by 1.5% per annum in January of each subsequent year. The lease expires December 31, 2001. The Company believes that this lease is on commercially reasonable terms. The Company is currently contemplating leasing an additional 1,800 square feet of space at its current location, beginning in February 1999, in order to accommodate the Company's expansion.

     The Company leases 16,505 square feet of space in Sheepshead Bay, Brooklyn, New York, where Lundy's is located pursuant to a lease which expires in 2014. The current annual rent payable under the lease is $309,000 during 1998. In December 1998 the Company completed renovations to one of the second floor dining rooms making it better suited for handling private functions and catering. This added 1,000 sq. ft. of space to the lease. The Company will begin paying rent of $16,296 on this addition space in March 1999. Upon the expiration of the lease, the Company has two 10-year renewal options.

     The Company leases an approximately 6,000 sq. ft. warehouse in Bayonne, New Jersey, from Leisure Time Services, Inc., a company wholly-owned by Jeanne Cretella, Vice President, a director and a principal stockholder of the Company. The annual rent payable under the lease is currently $30,338 and increases by 1.5% per annum in January of each subsequent year. The lease expires in December 2001. The Company believes that this lease is on commercially reasonable terms. In December 1998, the Company agreed to sublease 1,000 sq. ft. of the Bayonne warehouse to KA Industries for a rent of $740.83 per month. The sublease is a month to month lease terminable upon 120 days notice by either party. KA Industries is a wholly owned subsidiary of Kayne Anderson Investment Management, Inc., an affiliate of a principal stockholder of the Company. The Company believes that this sublease is on commercially reasonable terms.

     The Company operates The Boathouse in Central Park, New York City pursuant to a license from the Parks Department which expires in June 2000.

     The Company operates American Park in Battery Park, New York City pursuant to a license from the Parks Department which expires in 2015.

ITEM 3. Legal Proceedings

     The operation of restaurants and rowboat and bicycle rentals subjects the Company to potential claims from others, including customers, employees and other service providers for personal injury (resulting from, among other things, contaminated or spoiled food or beverages and accidents). The Company is a defendant in several lawsuits arising in the ordinary course of its business relating to personal injury claims by plaintiffs which are seeking damages substantially in excess of the Company's assets and insurance coverage. The lawsuits are being handled by the Company's insurance carriers. The Company is vigorously defending each lawsuit and believes that such matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial condition or operations of the Company. However, since each lawsuit is in an early stage, there can be no assurance that any of such actions will be resolved in favor of the Company or that the outcome of any litigation or settlement will not have a material adverse effect on the Company.

     On or about July 13, 1998, an action was brought against the Company by Acme Management ("Acme") in the Supreme Court of the State of New York, County of Richmond, alleging that the Company owes to Acme $337,500 for "money had and received." It is believed that this claim relates to a dispute between Acme and a non-party which made a loan to the Company, which has since been repaid and/or converted to equity. The Company has not yet been required to respond to the action, which it intends to vigorously contest.

     On or about September 24, 1998, Acme mistakenly obtained a judgement against the Company in the sum of $343,828.56 in connection with its action. A stipulation vacating the judgement, ab initio, has been executed by Acme's counsel and filed with the court.

     In the ordinary course of business, the Company is a party to other legal proceedings, the outcome of which, either singly, or in the aggregate, is not expected to be material.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     On October 6, 1997, by written consent in lieu of a special meeting pursuant to Section 228 of the Delaware General Corporation Law ("DGCL") holders of 1,679,235 shares (approximately 67% of the issued and outstanding Common Stock of the Company) consented to the adoption of the Company's 1997 Stock Option Plan and the reservation of 525,000 shares of Common Stock from the authorized but unissued shares of the Company for issuance upon the exercise, from time to time, of options to be granted under the plan.

     On December 17, 1997, by written consent in lieu of a special meeting pursuant to Section 228 of the DGCL, holders of 1,679,235 shares (approximately 67% of the issued and outstanding Common Stock of the Company) consented to the change of the Company's name to TAM Restaurants, Inc.

     On December 17, 1997, by written consent in lieu of a special meeting pursuant to Section 228 of the DGCL, holders of 1,679,235 shares (approximately 67% of the issued and outstanding Common Stock of the Company) consented to the 1-for 1.8135268 reverse stock split of the then issued and outstanding Common Stock of the Company.

Part II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbols "TAMR" and "TAMRW", respectively. The Company's Registration Statement (SEC No. 333-39937) registering the Common Stock and Warrants was declared effective by the Securities and Exchange Commission on February 10, 1998 and trading in the securities commenced on February 10, 1998. The Common Stock was offered and sold to the public at $5.00 per share, and the Warrants were offered and sold at $.10 per Warrant. The high and low closing bid price for the Common Stock below reflects the quotations for the period in which trading in the Common Stock took place.

    Year Ended September 27, 1998                   High                  Low
    Second Quarter Ended March 29, 1998             $5 1/8                $3 1/8
    Third Quarter Ended June 28, 1998               $4 7/16               $3 3/8
    Fourth Quarter Ended September 27, 1998         $3 3/4                $2

     As of December 31, 1998 there were 3,503,000 shares of Common Stock outstanding and held of record by approximately 54 stockholders. In addition, the Company believes that there are in excess of 300 beneficial owners of the Common Stock and Warrants whose shares are held of record or in "street name".

ITEM 6.  Management's Discussion and Analysis of Plan of Operation

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in the Management's Discussion and Analysis of Plan of Operation and elsewhere in this report on Form 10-KSB are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks relating to the opening of new restaurants, seasonality and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

     The Company operates Lundy's, a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, The Boathouse, a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park, and American Park, a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park. a New York City landmark.

Results of Operations

     Year Ended September 27, 1998 Compared to Year Ended September 28, 1997

     Sales for the fiscal year ended September 27, 1998 ("fiscal 1998") were $16,202,892, an increase of $2,177,424, or 15.5%, as compared to $14,025,468 for the year ended September 28, 1997 ("fiscal 1997"). The increase in sales was due to the addition of American Park in May 1998 and the opening of Park View at The Boathouse with celebrity chef John Villa. Such increase was partially offset by the temporary cessation of catering operations at Bay Casino, LLC (formerly Bay Cruises, LLC) and a 4.5% decline in sales at Lundy's. The Company's food, liquor and other revenues accounted for 74.1%, 18% and 7.9% of sales respectively for fiscal 1998 and 76.8%, 15.3% and 7.9% of sales, respectively, for fiscal 1997.

     Cost of sales for fiscal 1998 were $10,199,858, an increase of $2,124,446 or 26.3%, as compared to $8,075,412 for fiscal 1997. The increase in cost of sales was attributable to expenses incurred with the operation of an additional restaurant (American Park) for five months of fiscal 1998 as compared to fiscal 1997, start-up inefficiencies at American Park and Park View at The Boathouse, increased lobster prices and a shift in the menu mix at Lundy's.

     Gross profit for fiscal 1998 was $6,003,034 or 37.0% of sales, as compared to $5,950,056 or 42.4% of sales for fiscal 1997. The decrease in gross profit as a percentage of sales was due primarily to opening inefficiencies at American
Park and Park View at The Boathouse and management inefficiencies at Lundy's. The Company made management changes at Lundy's and American Park, tightened purchasing specifications, and implemented menu changes and stringent labor cost controls at all of the units. As a result operating profit as a percentage of sales increased during the fourth quarter of fiscal 1998.

     Operating and administrative expenses for fiscal 1998 were $7,094,273 or 43.8% of sales, as compared to $4,934,025 or 35.2% of sales for fiscal 1997. Operating and administrative expenses for fiscal 1998 were higher primarily as a result the increased costs associated with being a public company, a ramp up of expenditures in anticipation of the Company's planned expansion, opening inefficiencies at American Park and Park View at The Boathouse and the distraction of the Company's key operating officers during the lengthy public offering process. The Company has tightened cost controls at each of the units and at the corporate level and has reduced staffing and expenses relative to expansion. During fiscal 1998 and fiscal 1997, operating and administrative expenses were reduced by $81,895 and $181,012 of management income fee, respectively, received under the Company's operating agreement with American Leisure. A portion of the management income fee received by the Company during fiscal 1997, $125,000, was an initial fee relating to the formation of American Leisure and establishment of operations relating to the operating agreement.

     Other expenses for fiscal 1998 were $1,207,963, an increase of $453,712, or 60.2%, as compared to $754,251 for fiscal 1997. Other expenses for fiscal 1998 consisted of $554,376 of interest expense and $653,587 of barter expense. Other expenses for fiscal 1997 consisted of $341,295 of interest expense and $412,956 of barter expense. Approximately $173,660 of interest expense for fiscal 1998 relates to the original issue discount associated with a $1,000,000 loan provided to the Company by Kayne Anderson (defined below).

     As a result of the foregoing, loss from continuing operations for fiscal 1998 was $2,299,202 as compared to a profit from continuing operations of $261,780 for fiscal 1997.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at September 27, 1998, the Company had a working capital deficit of $2,091,271), due to, among other things, costs associated with development, opening and start-up costs of American Park and Park View at The Boathouse and building a corporate infrastructure sufficient to support the Company's proposed expanded operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During fiscal 1998, net cash decreased by $60,141. Net cash used in operating activities was $2,332,461, net cash used in investing activities was $1,982,934, relating to the acquisition of property and equipment primarily for American Park, and net cash provided from financing activities was $4,255,254, consisting primarily of long-term borrowings of $1,000,000 and net proceeds of $3,637,249 from sales of equity securities, which was partially offset by principal payments on long-term debt and capitalized lease obligations of $516,211.

     During fiscal 1997, net cash increased by $215,009. Net cash provided by operating activities was $1,044,290, net cash used in investing activities was $1,117,856, relating to the acquisition of property and equipment primarily for American Park, and net cash provided from financing activities was $288,575, consisting primarily of long-term borrowings of $905,158 and proceeds of $200,000 from sales of equity securities, which was partially offset by principal payments on long-term debt and capitalized lease obligations of $527,558.

     The Company enters into bartering agreements with member dining clubs whereby member dining clubs advance cash to the Company in exchange for the Company's agreement to provide to the clubs' members food and beverages at a designated Company restaurant. The restaurant must permit the clubs' members to purchase food and beverages at rates between 160% and 200% of the amount advanced. Upon entering into the agreement, the Company records its obligation to provide food and beverages at the amount of the advance it receives. Upon a guest purchasing food or beverages, the Company records revenue for the amount of food and beverage purchased by the guest, and the barter discount as a barter expense.

     In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P., affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly, and are due May 31, 1999. Upon an event of default under the loans, the interest rate increases to 15% per annum and the Company would be required to pay to Kayne
Anderson 50% of the operating profits from American Park on a monthly basis until the loan is fully repaid. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. The Company will incur a non-cash interest charge of $482,000 representing the original issue discount relating to the promissory notes issued to Kayne Anderson over the life of the promissory notes. In connection with the loan, the Company agreed to use its best efforts to cause a representative designated by Kayne Anderson to be elected to the Company's Board of Directors. Kenneth Harris has been elected a director as Kayne Anderson's initial designee. In August 1998, the Company and Kayne Anderson agreed to amend the loan agreement to extend the maturity date of the loans to September 30, 1999. Under the terms of the amendment the Company agreed to substitute 50% of The Boathouse operating profits for 50% of American Park operating profits if the Company failed to repay the loan by September 30, 1999.

     In February 1998, the Company consummated an initial public offering ("the Public Offering") of 1,000,000 shares of Common Stock and 500,000 Warrants for gross proceeds of $5,050,000. After payment of the underwriters discounts and commissions and expenses of the Public Offering, net proceeds realized by the Company were $3,637,249.

     At the end of fiscal 1998 the Company had used its Public Offering proceeds to fund operating losses, replenish working capital, construct American Park and renovate The Boathouse. The Company will need to raise additional capital to implement its expansion plans. Other than the ability to enter into bartering transactions with member dining clubs, the Company has no current arrangements with respect to, or potential sources of, additional financing, and it is not anticipated that any officers, directors or stockholders will provide any additional loans to the Company.

     On November 19, 1998 the Company's Board of Directors authorized the designation of 150,000 shares of a series of preferred stock ("Series A Preferred Stock) bearing a 10% cumulative dividend payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

     In December 1998, Frank Cretella converted $720,405 of indebtedness owed by the Company to him into shares of Series A Preferred Stock at the ratio of one share of Series A Preferred Stock for each $5.00 of indebtedness outstanding. As an inducement to Mr. Cretella to convert the debt to equity, the Company also issued Mr. Cretella 72,040 warrants to purchase the Company's Common Stock at $6.00 per share.

Seasonality and Fluctuations in Quarterly Operating Results.

     The Company's business is seasonal. The bicycle, rowboat rentals and outdoor dining at The Boathouse are open only March through November. The catering facilities, indoor section of the Park View restaurant and the fast food operation are opened year round, but at a substantially reduced sales volume during the winter due to the Boathouse's location in the middle of Central Park.

     The two outdoor patios at American Park and the fast food kiosk are only open March through November and its location in Battery Park also restricts winter sales potential. The indoor restaurant and catering level are open year round.

     Lundy's is a waterside location and attracts more guests during warmer months. As a result, the Company's average weekly restaurant sales and operating cash flow generally increases from April through October and decreases from November through March.

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

Year 2000

     The Company is currently evaluating the impact of the Year 2000 on its management and information systems. At this time, management believes that the impact of the Year 2000 will have no material effect on its operations or financial results.

Inflation

     The effect of inflation on the Company has not been significant during the last two fiscal years.

ITEM 7.   Financial Statements

     The  Consolidated   Financial  Statements  of  the  Company  appear  herein
following Item 13 below. Commencing on Page F-1

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable

Part III.


ITEM 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

     The following are the directors and executive officers of the Company:

Name                     Age     Position
------------------      ------   -----------------------------------------------
Frank Cretella            40     President, Chief Executive Officer and Director
Jeanne Cretella           40     Vice President and Director
Anthony B. Golio          38     Vice President
Kenneth L. Harris         56     Chairman of the Board
Peter J. Salvatore        61     Director
Barry E. Krantz           54     Director
Frank Argenziano          51     Director

     Frank Cretella co-founded the Company's predecessor in 1981 and has been President, Chief Executive Officer and a director of the Company since inception.

     Jeanne Cretella co-founded the Company's predecessor in 1981, and has been Vice President, Secretary and a director of the Company since inception. Ms. Cretella is the wife of Frank Cretella.

     Anthony B. Golio has been Vice President of the Company since October 1997. In June 1996, Mr. Golio founded The Pineapple Group Inc., a consulting company to the restaurant industry. From February 1994 until October 1996, Mr. Golio was director of operations of Whiskey River Restaurant Group, a restaurant holding company. From January 1991 through February 1994, Mr. Golio was Vice President - Operations and Marketing of HMG, Inc., a restaurant holding company. From 1988 to 1991, Mr. Golio was manager of guest services of the New York Zoological Society. From 1984 to 1988, Mr. Golio was area manager of Chi-Chi's Restaurants, Inc.

     Kenneth L. Harris has been Chairman of the Board of the Company since June 1997. Since March 1998, Mr. Harris has been a Senior Vice President and Managing Director of Kayne Anderson Investment Management, Inc. Since January 1995, Mr. Harris has been President and Chief Executive Officer of Platinum Restaurant Group, a management consulting firm. From February 1994 through January 1995, Mr. Harris was Chief Operating Officer of HOB Entertainment, Inc., a theme restaurant company. From January 1975 through January 1994, Mr. Harris was employed by W.R. Grace & Co. ("Grace") and its subsidiary, Restaurant Enterprises Group, Inc. ("REGI"), most recently as President and Chief Executive Officer of REGI's Dinnerhouse division.

     Peter J. Salvatore has been a director of the Company since February, 1998. Mr. Salvatore has been Managing Director of Spear Leeds & Kellogg, an NASD member firm, since March 1991.

     Barry E. Krantz has been a director of the Company Since February, 1998. Mr. Krantz has been an independent restaurant industry consultant since August 1995. Mr. Krantz was Chief Operating Officer and a director of REGI from January 1989 through January 1994 when it was sold by Grace to an investor group. From January 1994 to August 1995, Mr. Krantz was President, Chief Operating Officer of Family Restaurants, Inc., the successor of REGI. Mr. Krantz is currently a director of Sizzler International, Inc. and Fresh Choice, Inc., both publicly traded companies in the restaurant industry.

     Frank Argenziano became a director of the Company on November 19, 1998. Since February 1989, Mr. Argenziano has been Chief Financial Officer of Paragon Capital Corporation, a member of the NASD. From 1970 to 1989, Mr. Argenziano was employed at Schroder & Co. Inc., formerly Wertheim & Co. Inc.

     All directors currently hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Executive officers of the Company serve at the direction of the Board and until their successors are duly elected and qualified. The Company reimburses directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company but does not pay its directors any fees for Board participation. Each outside Director is granted 5,000 options annually to purchase Company common shares as compensation for services.

     The Company has agreed that it will, for the period ending February 10, 2001, upon the request of the Underwriter, nominate and use its best efforts to elect a designee of the Underwriter (which designee may change from time to time) as a director of the Company or, at the Underwriter's option, appoint such designee as a non-voting advisor to the Company's Board of Directors. In August 1998, the Underwriter exercised its right and designated Frank Argenziano to be a member of the Board of Directors. Mr. Argenziano was elected to the Board of Directors on November 19, 1998.

Audit Committee

     The Board of Directors has established an audit committee comprised of Kenneth Harris and Peter Salvatore. The audit committee is responsible for making recommendations concerning the engagement of independent public accountants, reviewing the plans and results of the audit engagement with the independent public accounts, approving professional services provided by the independent public accounts and reviewing the adequacy of the Company's internal accounting contracts.

Executive Committee

     The Board of Directors has established an executive committee comprised of Kenneth Harris, Frank Cretella and Jeanne Cretella. The executive committee meets on a monthly basis to review the Company's operating results pursuant to directives of the Board of Directors and to make operating and strategic decisions on items authorized by the Board.

Real Estate Committee

     The Board of Directors has established a real estate committee comprised of Kenneth Harris, Barry Krantz and Peter Salvatore. The real estate committee is responsible for reviewing proposed real estate transactions and making recommendations to the Board of Directors with respect to specific transactions.

Compensation Committee

     The Board of Directors has established a compensation committee comprised of Kenneth Harris, Barry Krantz and Peter Salvatore. The compensation committee is responsible for determining compensation for executive officers of the Company, and for reviewing and presenting the Board of Directors with proposed bonus grants, stock option grants and employment contracts.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended September 27, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that (i) a Form 3 for Peter J. Salvatore was filed late, (ii) a From 3 for Barry E. Krantz was filed late, (iii) a Form 4 for Peter J. Salvatore reporting one transaction in February 1998 was filed late, and (iv) a Form 5 for a former officer of the Company has not been filed.

ITEM 10.  Executive Compensation

     The following table sets forth certain compensation paid by the Company during the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996 to Frank Cretella, its President and Chief Executive Officer and certain compensation paid by the Company to Anthony B. Golio, its Vice President for the fiscal year ended September 27, 1998. No other officer of the Company received compensation in excess of $100,000 for any such fiscal year.

                           Summary Compensation Table

                                                 Annual Compensation
                                     -------------------------------------------
                                                                    Other Annual
Name and Principal Position          Year    Salary        Bonus    Compensation
---------------------------          ----    ------        -----    ------------
Frank Cretella ...................   1998   $175,000      $  0       $  2,000
  President and Chief
  Executive Officer
                                     1997   $175,000(1)   $  0       $  2,000

                                     1996   $168,000      $  0       $  2,000

Anthony B. Golio .................   1998   $102,445      $  0       $      0
 Vice President

--------------
(1) Mr. Cretella deferred approximately $25,000 of his salary from fiscal 1997 and such payment was made in fiscal 1998.

     The following table provides information relating to stock options awarded to each of the above-named executive officers during the year ended September 27, 1998. All such options were awarded under the Stock Option Plan.

                                                              Option Grants in Fiscal 1998
                                           ------------------------------------------------------------------
                                              Number of        % of Total
                                               Shares        Options Granted     Exercise
                                             Underlying      to Employees in     Price Per         Expiration
Name and Principal Position                Options Granted    Fiscal 1998(1)     Share (2)           Date
---------------------------                ---------------   ---------------     ---------         ----------
Frank Cretella
  President and Chief Executive Officer..      37,500               15%             $5.00           2/10/2003

                                               18,750 (3)            8%             $5.00           2/10/2004

                                               18,750 (4)            8%             $5.00           2/10/2005
Anthony B. Golio
 Vice President..........................      12,500                5%             $5.00           2/10/2003

                                                6,250 (3)            3%             $5.00           2/10/2004

                                                6,250 (4)            3%             $5.00           2/10/2005

----------
(1) The number of options granted to employees during fiscal 1998 used to compute this percentage excludes options to purchase 48,625 shares of Common Stock due the termination of such options pursuant to their terms.

(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors.

(3) These options vest on the first anniversary of the date of grant provided that the optionee is then employed by the Company.

(4) These options vest on the second anniversary of the date of grant provided that the optionee is then employed by the Company.


Employment Agreements

     Effective February 10, 1998, the Company entered into three-year employment agreements with Frank Cretella and Jeanne Cretella, which are automatically renewable and provide for an annual base compensation of $175,000 and $75,000, respectively, and such bonuses as the Board of Directors may from time to time determine. Each of the employment agreements requires the officer to devote a majority of such officer's business time to the Company's business and affairs and contains a provision that such officer will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of one year thereafter. Each of the agreements also provides that if the officer is terminated without cause (including as a result of a change in control), such officer will be entitled to receive severance pay equal to the base compensation through the term of the agreement, provided that if such officer is terminated during the third year or the last year of any renewal term, such officer will be entitled to receive additional compensation equal to the base compensation received from the Company during the one-year period prior to the date of termination.

Consulting Agreement

     In July 1996, the Company entered into a two-year consulting agreement with Kenneth L. Harris, Chairman of the Board of the Company, pursuant to which Mr. Harris (through Platinum Restaurant Group, a company wholly owned by Mr. Harris) has provided strategic planning, restaurant operations, marketing and site evaluation consulting services for a fee equal to $2,500 per month through December 1997 and $5,000 per month thereafter. The agreement is automatically renewable for successive one-year periods, unless either party gives written notice of its intention not to renew the agreement at least 30 days prior to the end of the term or renewal term. In addition, pursuant to the consulting agreement, in March, 1998 the Company paid to Mr. Harris $50,000 as payment for consulting services rendered to the Company prior to entering into the consulting agreement.

1997 Stock Option Plan

     In October 1997, the Company's stockholders approved a stock option plan (the "Option Plan") pursuant to which 525,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) nonqualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The purpose of the Option Plan is to encourage stock ownership by certain directors, officers and employees of the Company and other persons instrumental to the success of the Company. The Option Plan is intended to qualify under Rule 16b-3 under the Exchange Act, and is administered by the Board of Directors. The Board, within the limitations of the Option Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option.

     ISOs granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Option Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

     Effective as of February 10, 1998 the Company granted options under the Option Plan to purchase an aggregate of 293,250 shares. Of such options, options to purchase 75,000, 50,000, 35,000, and 25,000 shares were granted to Mr. Cretella, Mrs. Cretella, Mr. Harris and Mr. Golio, respectively, at an exercise price of $5.00 per share. Of the options granted to each of Mr. Cretella, Mrs. Cretella, Mr. Harris and Mr. Golio, 50% vested immediately and the balance will vest in increments of 25% of the shares covered thereby on each of the first and second anniversaries of the date of grant, respectively. On November 19, 1998 the Board authorized the grant of 204,000 options under the Option Plan. Of such options, options to purchase 75,000, 50,000, 17,500 and 12,500 were authorized for granting to each of Mr. Cretella, Mrs. Cretella, Mr. Harris and Mr. Golio, respectively, no earlier than five days after the date on which the Company files its Form 10KSB for fiscal 1998. All of such options vest in increments of 50% on the date of grant and 25% on each of the first and second anniversaries of the date of grant and are exercisable upon vesting at a price that is equal to the closing bid price of the Company's Common Stock on the date of grant. The options expire five years from the date of vesting, subject to earlier termination.

Compensation to Directors

     Each outside director receives options to purchase 5,000 shares of the Company's Common Stock for each year of service rendered as a member of the Board of Directors. On November 19, 1998 the Board authorized that 5,000 options under the Options Plan be granted to each of Messrs, Harris, Salvatore and Krantz, on the date that is five days after the date on which the Company files its Form 10KSB for fiscal 1998, for services rendered during fiscal 1998. On November 19, 1998 the Board authorized that 5,000 options under the Option Plan be granted to each of Messrs. Harris, Salvatore, Krantz and Argenziano on the date of the Company's annual meeting of stockholders, for services to be rendered during fiscal 1999. All options are non-qualified stock options, vest in full on the date of grant and expire five years from date of grant.

     Mr. Harris provided consulting services to the Company under the terms of his consulting agreement. In fiscal 1998 he received compensation of $97,500, including $50,000 for services rendered prior to fiscal 1998.

     Mr. Krantz provided consulting services to the Company and received compensation of $1,360 in fiscal 1998.

Indemnification and Exculpation Provisions

     The Company's Certificate of Incorporation provides for indemnification of officers and directors to the fullest extent permitted by Delaware law. In addition, under the Company's Certificate of Incorporation, no director shall be liable personally to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director; provided that the Certificate of Incorporation does not eliminate the liability of a director for (i) any breach of the director's duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) acts or omissions in respect of certain unlawful dividend payments or stock redemptions or repurchases; or (iv) any transaction from which such director derives improper personal benefit. The Company has also obtained directors and officers insurance.

ITEM 11.  Principal Stockholders

     The following table sets forth certain information as of December 21, 1998 (based on information obtained from the persons named below), relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group.

                                                      Number of    Percentage of
                                                        Shares         Shares
                                                     Beneficially   Beneficially
Name and Address of Beneficial Owners(1)                Owned         Owned(2)
----------------------------------------             ------------  -------------
Frank Cretella .................................     1,979,566(3)      52.0%
Jeanne Cretella ................................     1,979,566(3)      52.0
Richard A. Kayne (4) ...........................       598,082(5)      16.2
  KAIM Non-Traditional, L.P.
Offense Group Associates, L.P. (6) .............       193,898(7)       5.5
Peter J. Salvatore(8) ..........................       184,371(9)       5.3
Kenneth L. Harris ..............................       155,282(10)      4.4
Frank Argenziano (11) ..........................         9,000(12)        *
Barry Krantz ...................................         5,000(13)        *
All directors and executive officers as a group
 (seven persons) ...............................     2,372,004(14)     61.0%

----------
*    Less than 1%

(1) Unless otherwise indicated, the address for each named individual or group is in care of TAM Restaurants, Inc., 1163 Forest Avenue, Staten Island, New York 10310.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Prospectus upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Prospectus have been exercised and converted. Assumes a base of approximately 3,503,000 shares of Common Stock outstanding, before any consideration is given to other outstanding options or warrants.

(3) Represents (i) 1,179,235 shares held jointly by Frank Cretella and Jeanne Cretella, (ii) 500,000 shares held by trusts of which Mr. Cretella is a co-trustee and Mr. and Mrs. Cretella's daughter is the beneficiary. Mr. Cretella has sole voting and dispositive power over the shares held in the trusts (iii) 93,750 shares of Common Stock issuable upon exercise of options held by Frank Cretella, (iv) 62,500 shares of Common Stock issuable upon exercise of options held by Jeanne Cretella, (v) 144,081 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Frank Cretella. Does not include (i) 56,250 shares of Common Stock issuable upon exercise of options held by Frank Cretella, (ii) 37,500 shares of Common Stock issuable upon exercise of options held by Jeanne Cretella,
     (iii) Selling Securityholders' Warrants to purchase 4,724 shares of Common Stock held by Jeanne Cretella and (iv) 72,040 shares of Common Stock issuable upon exercise of a warrant held by Frank Cretella.

(4) The address for Richard A. Kayne and KAIM Non-Traditional, L.P. ("KAIM N-T") is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(5) Based solely on a Schedule 13D, and amendments thereto, jointly filed with the Securities and Exchange Commission by Mr. Kayne and KAIM N-T for which each party reports shared voting and dispositive power over securities held by several investment funds, including Offense Group Associates, L.P. (see footnote (7) below), for which KAIM N-T acts as general partner and investment advisor, except for one investment fund for which KAIM N-T acts solely as investment advisor. Both parties report shared voting and dispositive powers over a portion of the securities held under a 401(K) plan of an affiliated entity. Mr. Kayne is an officer, director and controlling stockholder of the company that acts as the general partner of KAIM N-T. Includes 200,000 shares of Common Stock issuable upon exercise of warrants held by two investment funds. Does not include 120,141 shares of Common Stock issuable upon exercise of warrants held by the investment funds.

(6) The address for Offense Group Associates, L.P. ("OGALP") is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(7) Based solely on a Schedule 13D, filed with the Securities and Exchange Commission by OGALP, reporting shared voting and dispositive powers over the securities held by OGALP, an investment fund, together with KAIM N-T, its general partner and investment advisor and Mr. Kayne, the officer, director and controlling stockholder of the company that acts as the general partner of KAIM N-T. Does not include 53,599 shares of Common Stock issuable upon exercise of warrants held OGALP.

(8) The address for Mr. Salvatore is 35 Seagate Road, Staten Island, New York 10310.

(9) Includes (i) 9,082 shares of Common Stock held by Peter and Gail Salvatore Foundation, Inc., a trust of which by Mr. and Mrs. Salvatore are the beneficiaries and (ii) 5,000 shares of Common Stock issuable upon exercise of options to be granted to Mr. Salvatore. Does not include Selling Securityholders' Warrants to purchase 88,191 shares of Common Stock.

(10) Includes (i) 110,282  shares owned  jointly by Kenneth and Maureen  Harris,
     (ii) 5,000 shares owned by Maureen Harris, (iii) 35,000 shares of Common Stock issuable upon exercise of options held by Mr. Harris and (iv) 5,000 shares of Common Stock issuable upon options to be granted to Mr. Harris. Does not include (i) 2,500 shares of Common Stock issuable upon exercise of warrants held by Mrs. Harris, and (ii) 17,500 shares of Common Stock issuable upon exercise of options held by Mr. Harris. Mr. Harris is an officer of an affiliate of KAIM N-T but does not have voting or dispositive power over the Company's securities reported by KAIM N-T (see footnote (5) above), and therefore disclaims any beneficial ownership of such securities.

(11) The address for Mr.  Argenziano  is 7 Hanover  Square,  New York,  New York
     10004

(12) Represents 9,000 shares of the Company's Common Stock issuable upon exercise of warrants held by Mr. Argenziano. Does not include 4,500 share of the Company's Common Stock issuable upon exercise of warrants held by Mr. Argenziano.

(13) Represents 5,000 shares of the Company's Common Stock issuable upon exercise of options to be granted to Mr. Krantz.

(14) Includes an aggregate of 384,331 shares of Common Stock issuable upon the exercise of options and warrants. Does not include an aggregate of 295,705 shares of Common Stock issuable upon exercise of options and warrants.


ITEM 12.  Certain Transactions

     Prior to January 1994, Ernest Cretella, father of Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, loaned the Company $100,000. In January 1994, Ernest Cretella borrowed $125,000 from a bank, which was then loaned to the Company, and secured the loan by mortgaging his personal residence. The Company repaid $50,000 of the outstanding indebtedness owed to Ernest Cretella and the Company agreed to make Ernest Cretella's mortgage payments to the bank. In September 1995, Ernest Cretella converted the additional $50,000 principal amount of indebtedness owed to him into 25,000 shares of Common Stock and 2,500 warrants. The Company remains obligated to make Ernest Cretella's mortgage payments. In July 1996, Ernest Cretella, loaned the Company an additional $55,000. Such loan bears interest at the rate of 10% per annum, payable quarterly, and is due June 30, 2000.

     In March 1994, the Company entered into a lease agreement to sublease the space where Lundy's is located. Frank Cretella personally guaranteed the Company's obligations to pay rent during the time which it occupies the leased premises.

     During 1994, Frank Cretella loaned the Company $12,500. In September 1996, Mr. Cretella borrowed $65,000 from the Company. During the year ended September 28, 1997, Mr. Cretella repaid the $52,500 owed to the Company.

     During 1995 and 1996, the Company borrowed an aggregate of $840,000 from Fleet Bank, N.A. Such loans were collateralized by the Company's principal executive offices, which are owned by Mr. Cretella, the warehouse leased by the Company and owned by Leisure Time Services, Inc. ("Leisure Time"), a company owned by Jeanne Cretella, Vice President, director and a principal stockholder of the Company, and Mr. and

Ms. Cretella's personal residence, and guaranteed by Mr. and Mrs. Cretella and Leisure Time. In June 1997, Mr. Cretella agreed to pay to Fleet $640,000 as payment for the amount owed by the Company (approximately $720,000 as of October 15, 1997). In August 1997, Mr. Cretella paid to Fleet $140,000 as part of the settlement. Mr. Cretella paid the balance of the principal owed to Fleet and the Company paid accrued interest of approximately $39,000 owed to Fleet in October 1997. As consideration for repaying the loan, the Company issued to Mr. Cretella a promissory note in the original principal amount of $720,405 which bears interest at the rate of 10% per annum. Interest is payable in monthly installments of $6,003, with the outstanding principal balance payable in November 2002 upon maturity of the note. In December 1998, Mr. Cretella converted $720,405 of indebtedness owed to him by the Company into 144,081 shares of Series A Preferred Stock. As further inducement to Mr. Cretella to convert the debt to equity the Company also issued to Mr. Cretella 72,040 warrants to purchase the Company's Common Stock at $6.00 per share. The Company received a fairness opinion with respect to this transaction.

     Prior to his employment by the Company, from October 1996 through September 1997, Anthony Golio, Vice President of the Company, provided consulting services to the Company through The Pineapple Group, Inc., a restaurant consulting firm, wholly-owned by Mr. Golio, for which he was paid an aggregate of $88,000. Such consulting services included organizational and managerial training, labor and cost management, negotiating with vendors and creating and restructuring management programs.

     In June 1996, the Company borrowed $88,000 from Joseph De Giulio, father of Jeanne Cretella. The loan bears interest at the rate of 10% per annum. Interest is payable in monthly installments of $733 and the principal is due on June 22, 2001.


     In October 1996, the Company entered into a 10-year operating agreement with American Leisure, a company wholly-owned by Frank Cretella, to manage the food concessions at the Central Park Zoo and the Staten Island Zoo in New York City for which the Company receives a management fee equal to 5% of gross sales. During the year ended September 27, 1998, the Company received $81,895 in fees from American Leisure. At September 27, 1998, American Leisure owed the Company $78,107, which has no specified repayment terms. Effective November 1998, American Leisure no longer operated the food concession at the Central Park Zoo, accordingly, the operating agreement is no longer in effect with respect to such concession.


     In October 1996, the Company loaned to Leisure Time $153,863, pursuant to a note which is payable in monthly installments of $1,996.01, that bears interest at a rate of 9.56% per annum and expires on October 1, 2006. At September 27, 1998, Leisure Time owed the Company an additional $24,155, representing advances made during such fiscal year. The advances have no specified repayment terms.


     In October 1996, the Company entered into a lease agreement with Mr. Cretella, pursuant to which the Company leases its executive offices in Staten Island, New York. Annual rent under the lease was $37,500 during 1998, increasing by 1.5% commencing in January of each subsequent year. The lease expires on December 31, 2001. The Company believes that this lease is on commercially reasonable terms.

     In October 1996, the Company entered into a lease agreement with Leisure Time, pursuant to which the Company leases a warehouse in Bayonne, New Jersey. Annual rent under the lease was $30,000, during 1998, increasing by 1.5% commencing in January of each subsequent year. The lease expires on December 31, 2001. The Company believes that this lease is on commercially reasonable terms.


     In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P. affiliates of Kayne Anderson, loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum and are due May 31, 1999. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. In August, 1998 the Company and Kayne Anderson agreed to amend the loan agreement whereby the maturity date of the loans was extended to September 30, 1999. Kayne Anderson is an affiliate of KAIM Non-Traditional, LP, a principal stockholder of the Company.

     In December 1998, the Company entered into a licensing agreement with KA Industries, a wholly owned subsidiary of Kayne Anderson, to market products bearing the names Lundy's, The Boathouse, and Stork Club through KA Industries' "Mrs. Beasley's" mail order catalog and retail outlets. Pursuant to the agreement the Company is to receive a royalty on products sold.

     In December 1998, the Company agreed to sublease 1,000 sq. ft. of its 6,000 sq. ft. Bayonne warehouse to KA Industries, a wholly owned subsidiary of Kayne Anderson, to operate a bakery. The sublease is a month to month lease at a rent of $740.83 per month terminable upon 120 days notice by either party. In conjunction with this transaction, KA Industries advanced $30,000 to the Company to make modifications the Bayonne warehouse to accommodate the bakery as well as an in-house laundry and a lobster pound with such advance recaptured from rent and other charges due the Company from KA Industries.

     From time to time the Company has entered into equipment financing leases which have been guaranteed by Mr. Cretella and/or Leisure Time.

     Any future transactions with affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated parties and will be approved by a majority of the independent and disinterested members of the Board of Directors, outside the presence of any interested directors and, to the extent deemed appropriate by the Board of Directors, the Company will obtain stockholder approval or fairness opinions in connection with any such transaction.

ITEM 13.  Exhibits, Lists and Reports on Form 8-K

     (a)  Financial Statements

     See list of Financial Statements on F-1

     (b)  Reports on Forms 8-K and 8-K/A

     The Company did not file any reports with the Securities and Exchange Commission on Form 8-K for the year ended September 27, 1998.

     (c)  Exhibits

     Exhibit
     Number      Description
     ------      -----------
     3.1         Certificate  of  Incorporation,  as amended,  of the Registrant
                 (1).

     3.2         Bylaws, as amended, of the Registrant (1).

     4.1         Form of Registrant's Common Stock Certificate (1)

     4.4         Form of registrant's Public Warrant Certificate (1).

     10.1 License Agreement between TAM Restaurant Group, Inc. (formerly TAM Concessions, Inc.) and City of New York Department of Parks and Recreation, dated February 8, 1985, as modified (1).

     10.2 License Agreement between Shellbank Restaurant Corp. and City of New York Department of Parks and Recreation, dated December 14, 1997 (1).

     10.3 Lease by and between Lundy's Management Corp. and Bay Landing Restaurant Corp. dated July 24, 1994, as amended (1).

     10.4 Lease by and between Mr. Frank Cretella and the Registrant dated October 1, 1996 (1).

     10.5 Lease by and between Leisure Time Services and the Registrant dated October 1, 1996 (1).

     10.6 Management Agreement by and between the Registrant and American Leisure Today, Inc., formerly MAT Operating Corp., dated October 1, 1996 (1).

     10.7        Loan  Agreement by and between the Registrant and each of ARBCO
                 Associates,    L.P.   and   Kayne   Anderson    Non-Traditional
                 Investments, L.P. dated as of October 31, 1997 (1).

     10.8        Form of  Employment  Agreement  between  Registrant  and  Frank
                 Cretella (1).

     10.9        Form of  Employment  Agreement  between  Registrant  and Jeanne
                 Cretella (1).

     10.10       1997 Stock Option Plan (1).

     10.11 Promissory Note of the Registrant dated October 15, 1997 issued to Frank Cretella (1).

     27          Financial Data Schedule

----------
(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2, and the amendments thereto, SEC No. 333-39937.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TAM RESTAURANT, INC.



                                      By: /s/ FRANK CRETELLA
                                          --------------------------------------
                                            Frank Cretella
                                            President, Chief Executive Officer
                                              and Director



                                POWER OF ATTORNEY


     In accordance with the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

        Signatures                 Title(s)                           Date
        ----------                 --------                           ----

/s/ FRANK CRETELLA            President, Chief Executive       December 31, 1998
------------------------      Officer and Director
Frank Cretella


/s/  JEANNE CRETELLA          Vice President and Director      December 31, 1998
------------------------
Jeanne Cretella


/s/  ANTHONY B. GOLIO         Vice President (Principal        December 31, 1998
------------------------      Financial and Accounting
Anthony B. Golio              Officer)


/s/ KENNETH L. HARRIS         Chairman of the Board of         December 31, 1998
------------------------      Directors
Kenneth L. Harris


/s/ PETER J. SALVATORE        Director                         December 31, 1998
------------------------
Peter J. Salvatore


/s/ BARRY E. KRANTZ           Director                         December 31, 1998
------------------------
Barry E. Krantz


/s/ FRANK ARGENZIANO          Director                         December 31, 1998
------------------------
Frank Argenziano

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                                                        Contents

================================================================================

     Report of independent certified public accountants                     F-2

     Consolidated financial statements:
          Balance sheet                                                     F-3
          Statements of operations                                          F-4
          Statements of changes in stockholders' equity                     F-5
          Statements of cash flows                                          F-6
          Notes to consolidated financial statements                   F-7-F-26

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
TAM Restaurants, Inc.
Staten Island, New York


We have audited the accompanying consolidated balance sheet of TAM Restaurants, Inc. and Subsidiaries as of September 27, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAM Restaurants, Inc. and Subsidiaries as of September 27, 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 27, 1998, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO Seidman, LLP


New York, New York

December 15, 1998

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                                      Consolidated Balance Sheet

================================================================================

September 27, 1998
--------------------------------------------------------------------------------
Assets
Current:
    Cash                                                            $   221,484
    Accounts receivable - net of allowance for
        doubtful accounts of $15,000                                    660,522
    Inventory                                                           381,758
    Prepaid expenses and other                                          349,425
--------------------------------------------------------------------------------
          Total current assets                                        1,613,189
Property and equipment - net                                          5,941,616
Due from affiliates                                                     216,750
Other assets                                                            671,270
Loan receivable - officer                                                39,129
--------------------------------------------------------------------------------
                                                                    $ 8,481,954
================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                               $   497,865
    Current portion of loans payable, related parties                     1,618
    Current portion of capitalized lease obligations                    116,217
    Accounts payable                                                    962,703
    Contract deposits payable                                           370,292
    Accrued expenses and other                                        1,755,765
--------------------------------------------------------------------------------
          Total current liabilities                                   3,704,460
--------------------------------------------------------------------------------
Long-term liabilities:
    Deferred rent expense                                               272,169
    Deferred income                                                       6,000
    Long-term debt - net of current portion                             772,879
    Loans payable, related parties - net of current portion           1,011,994
    Capitalized lease obligations - net of current portion              215,441
    Barter advances - net of current portion                            353,030
--------------------------------------------------------------------------------
          Total long-term liabilities                                 2,631,513
--------------------------------------------------------------------------------
          Total liabilities                                           6,335,973
--------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.0001 par value, 1,000,000 shares
        authorized; no shares issued and outstanding                         --
    Common stock, $.0001 par value, 19,000,000 shares
        authorized; 3,503,000 shares issued and outstanding                 350
    Additional paid-in capital                                        7,226,975
    Accumulated deficit                                              (5,081,344)
-------------------------------------------------------------------------------
          Total stockholders' equity                                  2,145,981
--------------------------------------------------------------------------------
                                                                    $ 8,481,954
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                           Consolidated Statements of Operations

================================================================================

                                                            Year ended
                                                  ------------------------------
                                                  September 28,    September 27,
                                                       1997            1998
--------------------------------------------------------------------------------
Sales                                             $ 14,025,468     $ 16,202,892
Cost of sales                                        8,075,412       10,199,858
--------------------------------------------------------------------------------
          Gross profit                               5,950,056        6,003,034
Operating and administrative expenses                4,934,025        7,094,273
--------------------------------------------------------------------------------
          Income (loss) from operations              1,016,031       (1,091,239)
--------------------------------------------------------------------------------
Other expenses:
    Interest expense                                   341,295          554,376
    Barter expense                                     412,956          653,587
--------------------------------------------------------------------------------
          Total other expenses                         754,251        1,207,963
--------------------------------------------------------------------------------
Net income (loss)                                 $    261,780     $ (2,299,202)
================================================================================
Net income (loss) per common share -
    basic and diluted                             $        .11     $       (.73)
================================================================================
Weighted average number of common shares
    outstanding - basic and diluted                  2,478,943        3,129,426
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                          Consolidated Statements of Changes in Stockholders' Equity

====================================================================================================
Years ended September 28, 1997 and September 27, 1998
----------------------------------------------------------------------------------------------------
                                               Common stock           Additional
                                            -------------------         paid-in         Accumulated
                                             Shares      Amount         capital           deficit
----------------------------------------------------------------------------------------------------
Balance, September 29, 1996                 2,444,859    $  244       $ 2,907,802       $(3,043,922)
Issuance of common stock                       55,141         6           199,994                --
Net income                                         --        --                --           261,780
----------------------------------------------------------------------------------------------------
Balance, September 28, 1997                 2,500,000       250         3,107,796        (2,782,142)
Initial public offering of common stock     1,000,000       100         3,637,149                --
Warrants issued in connection with debt            --        --           482,000                --
Exercise of warrants                            3,000        --                30                --
Net loss                                           --        --                --        (2,299,202)
----------------------------------------------------------------------------------------------------
Balance, September 27, 1998                 3,503,000    $  350       $ 7,226,975       $(5,081,344)
====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                           Consolidated Statements of Cash Flows

===========================================================================================
                                                                        Year ended
                                                               -----------------------------
                                                               September 28,   September 27,
                                                                   1997            1998
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $   261,780    $(2,299,202)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
          Depreciation and amortization expense                     334,896        553,431
          Deferred rent expense                                      76,452         47,633
          Amortization of original issue discount                        --        173,660
          Deferred income                                           (35,181)        (1,819)
          Increase in allowance for doubtful accounts                    --         15,000
          (Increase) decrease in:
             Accounts receivable                                    (51,420)      (388,154)
             Inventory                                                3,272       (177,052)
             Prepaid expenses and other                             (95,850)        16,641
             Other assets                                           (65,619)      (552,051)
          Increase (decrease) in:
             Accounts payable                                      (551,171)       439,879
             Contract deposits payable                               24,980        106,983
             Accrued expenses                                     1,142,151       (267,410)
-------------------------------------------------------------------------------------------
                Net cash provided by (used in)
                    operating activities                          1,044,290     (2,332,461)

Cash flows from investing activities:
    Acquisition of property and equipment                        (1,117,856)    (1,982,934)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net repayments of officer's loans                                 7,143          7,330
    Loans receivable                                                 32,393         (3,060)
    Repayment of revolving credit line                             (130,000)            --
    Proceeds from long-term debt and warrants                       905,158      1,000,000
    Principal payments on long-term debt and capitalized
        lease obligations                                          (527,558)      (516,211)
    Repayments (advances) from affiliates and others                (70,239)         1,594
    Deferred stock offering costs                                  (128,322)       128,322
    Proceeds from capital stock issue                               200,000             --
    Net proceeds from initial public offering of common stock            --      3,637,249
    Proceeds from exercise of warrants                                   --             30
-------------------------------------------------------------------------------------------
                Net cash provided by financing activities           288,575      4,255,254
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     215,009        (60,141)
Cash, beginning of year                                              66,616        281,625
-------------------------------------------------------------------------------------------
Cash, end of year                                               $   281,625    $   221,484
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

1.   Summary of         Nature of Business
     Significant
     Accounting         TAM  Restaurants,  Inc. (the "Company") was incorporated
     Policies           under  the laws of the  State of  Delaware  in July 1996
                        under the name TAM Restaurant  Holding Corp. and changed
                        its name to TAM Restaurants,  Inc.  Effective  September
                        29, 1996,  the Company  acquired all of the  outstanding
                        capital stock of TAM Restaurant Group, Inc., Bay Landing
                        Restaurant  Corp.  and Shellbank  Restaurant  Corp.  The
                        Company operates Lundy Bros.  Restaurant,  ("Lundy's") a
                        high volume,  casual, upscale seafood restaurant located
                        in Brooklyn,  New York,  The  Boathouse in Central Park,
                        ("Boathouse"),  a multi-use  facility  which features an
                        upscale restaurant and catering pavilion, located on the
                        lake in New York City's  Central Park and American  Park
                        at  the  Battery   ("American   Park"),   a  high-volume
                        premium-quality restaurant located at the water's edge in Battery Park (Manhattan). In addition, the Company's restaurants offer high-quality professional, on-premises and off-premises catering services.

                        Use of Estimates

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Accounting Period

                        The Company reports on a 52/53 week year ending on the last Sunday in September. The fiscal years for the consolidated financial statements presented all consist of 52-week periods. References to years relate to fiscal years rather than calendar years.

                        Revenue Recognition

                        Revenue is recognized at the point of sale.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        Inventory


                        Inventory is stated at the lower of cost, first-in, first-out, or market. Inventory consists of itmes used in operations and items held for resale.

                        Property and Equipment

                        Property and equipment are carried at cost. Depreciation of equipment, furniture and fixtures and amortization of leasehold improvements are provided using the straight-line and double-declining balance methods for financial reporting purposes at rates based on the following estimated useful lives:

                                                                  Years
                        --------------------------------------------------------
                        Transportation equipment                    5
                        Furniture and fixtures                     5-7
                        Equipment                                  5-10
                        Leasehold improvements           Remaining life of lease
                        ========================================================

                        Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                        Trademarks

                        The name Lundy Bros. (registered July 9, 1996) and the logo F.W.I.L. (registered December 17, 1996) are registered with the United States Patent and Technical Office. Each registration will remain in force for 10 years, subject to the filing of a Declaration of Continuing Use between the fifth and sixth anniversaries of the registration date. Included in other assets at September 27, 1998 is $108,607 of net trademark costs.

                        Pre-Opening Costs

                        Pre-opening costs are deferred. Expenditures deferred primarily relate to salaries paid to employees during training, food and beverage preparation costs associated with the development of the menus and other restaurant operating expenses incurred prior to opening to the public. Amortization begins once the restaurant is fully operational and open to the public and is provided for using the straight-line method over a period of twelve months.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred.

                        SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company has not elected early implementation of SOP 98-5. Had it done so, the balance remaining in pre-opening costs of $366,024 (Note 5) would have been expensed during the year ended September 27, 1998.

                        Barter Advances

                        The Company has entered into various barter agreements, which it uses as a source of financing. Under the agreements, the Company is advanced cash in exchange to provide food and beverage to the barter companies. For every dollar advanced, the Company must return $1.60 to $2.00 in food and beverage sales.

                        Contract Deposits Payable

                        Contract deposits payable are deposits received for future catering events. Revenue is recognized when these events occur.

                        Income Taxes

                        The Company accounts for its income taxes using the FASB Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards.
                        Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

                        Rent Expense

                        The Company amortizes its rental space at Lundy's using the straight-line method over the life of the lease.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        Advertising Expenses

                        Advertising   expenses  are  charged  to  earnings  when
                        incurred.

                        Concentration of Credit Risk

                        The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No individual customer is considered to be significant.

                        Net Income (Loss) Per Share

                        In  February   1997,  the  FASB  issued  SFAS  No.  128,
                        "Earnings per Share" ("SFAS No. 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes all such dilutive effects and, as such, is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been conformed to SFAS No. 128. There was no material effect upon the adoption of SFAS No. 128.

                        Disclosure of Fair Value of Financial Instruments

                        The carrying amount of financial instruments including cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximated fair value as of September 27, 1998 because of the relatively short maturity of these instruments. The carrying value of long-term debt approximates the fair value for similar debt issues based on quoted market prices or current rates offered to the Company for debt of the same maturities. Due to the unspecified payment terms, it was not practicable to estimate the fair value of amounts due from affiliates and due from an officer. Loans due to and due from affiliates approximate fair value because the repayment terms are subject to management's discretion.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        Stock-Based Compensation

                        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. In fiscal 1997, the Company adopted the intrinsic value method as permitted by SFAS No. 123 and will account for such transactions in accordance with APB No. 25 and, as required by SFAS No. 123, will provide pro forma information regarding net income as if compensation costs for the Company's stock system plan had been determined in accordance with the fair value method presented by SFAS No. 123. The adoption of the standard did not have a material effect on the consolidated financial statements.

                        Long-Lived Assets

                        In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, an impairment loss on assets to be held and gains or losses from assets that are expected to be disposed of to be included as a component of income from continuing operations before taxes on income. The Company's implementation of this standard did not have a material effect on the consolidated financial statements.

                        Recent Accounting Standards

                        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statement.

                        SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This statement is not expected to affect the Company's financial statements or disclosures.

                        In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14,
                        "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.


                        SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The statement is not expected to affect the Company's financial statements or disclosures.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

2.   Inventory          Inventory consisted of:

                        September 27, 1998
                        --------------------------------------------------------
                        Food and beverage                               $ 34,448
                        Liquor                                           113,155
                        Paper                                              2,594
                        Retail merchandise                                97,662
                        Small wares, utensils, and supplies              133,899
                        --------------------------------------------------------
                                                                        $381,758
                        ========================================================



3.   Prepaid Expenses   Prepaid expenses and other consisted of:
     and Other

                        September 27, 1998
                        --------------------------------------------------------
                        Refundable deposit                              $ 10,000
                        Income taxes receivable                          143,782
                        Prepaid expenses                                  86,708
                        Other receivables                                108,935
                        --------------------------------------------------------
                                                                        $349,425
                        ========================================================



4.   Property and
     Equipment          Property and equipment consisted of:

                        September 27, 1998
                        --------------------------------------------------------
                        Transportation equipment and trailers            282,319
                        Furniture and fixtures                           453,349
                        Equipment                                      1,557,868
                        Leasehold improvements                         5,673,568
                        Assets acquired under capital leases             577,706
                        Computer software                                 61,701
                        --------------------------------------------------------
                                                                       8,606,511
                        Less:  Accumulated depreciation and
                                 amortization                          2,664,895
                        --------------------------------------------------------
                                                                      $5,941,616
                        ========================================================

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        Depreciation and  amortization  expense totaled $332,321
                        and   $553,431  for  the  years  ended  1997  and  1998,
                        respectively.


5.   Other Assets       Other assets consisted of:

                        September 27, 1998
                        --------------------------------------------------------
                        Trademarks, net of accumulated amortization
                          of $7,725                                    $108,607
                        Refundable rent security deposits               139,703
                        Pre-opening costs, net of accumulated
                          amortization of $260,864                      366,024
                        Other                                            56,936
                        --------------------------------------------------------
                                                                       $671,270
                        ========================================================

6.   Accrued Expenses   Accrued expenses and other consisted of:
     and Other

                        September 27, 1998
                        --------------------------------------------------------
                        Sales tax                                    $  179,924
                        Accrued rent and related taxes                  457,400
                        Barter advances, current portion                286,775
                        Payroll, payroll taxes and benefits             461,815
                        Other                                           369,851
                        --------------------------------------------------------
                                                                     $1,755,765
                        ========================================================

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

7.   Borrowings         The Company's loans outstanding consisted of:

                        September 27, 1998
                        ------------------------------------------------------------------
                        Loan from related party.(a)                             $  115,207

                        Loan payable from outside investment firm
                           bearing interest at 10% per annum, payable
                           quarterly, due September 30, 1999, net of
                           original issue discount of $308,340. (See
                           Notes 10 and 16). An officer from the
                           investment firm is Chairman of the Board of
                           Directors. The loan is guaranteed by a
                           principal stockholder of the Company and is
                           secured by a pledge of 200,000 shares of
                           common stock held by such stockholder.                  691,660
                        Installment loan payable in 60 monthly
                           payments of $3,187 to Brooklyn Union Gas
                           Company, including interest at a rate of 10%
                           beginning December 1, 1995. The loan is
                           collateralized by equipment with a net book
                           value of $127,500.                                       71,697
                        Unsecured loans from private investors bearing
                           interest at rates from 8% to 15% per annum,
                           maturing at various times through 2002.                 487,527
                        Unsecured loan payable from Chief Executive
                           Officer bearing interest of 10%, due in 2002.
                           (See Note 16)                                           720,405
                        Unsecured loan payable from related parties,
                           bearing interest of 10% to 15%, due
                           June 2000.                                              178,000
                        Other                                                       19,860
                        ------------------------------------------------------------------
                                                                                 2,284,356
                        Less: Current portion due within one year                  499,483
                        ------------------------------------------------------------------
                        Long-term                                               $1,784,873
                        ==================================================================

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        Maturities of long-term debt at September 27, 1998 are as follows:

                        --------------------------------------------------------
                        1999                                         $  499,483
                        2000                                          1,143,079
                        2001                                            111,159
                        2002                                             10,598
                        2003                                            722,565
                        Thereafter                                      105,812
                        --------------------------------------------------------
                        Total maturities                              2,592,696
                        Less: Unamortized portion of original issue
                                discount                                308,340
                        --------------------------------------------------------
                                                                     $2,284,356
                        ========================================================

                        --------------
                        (a) This loan is secured by the personal  residence of a
                            stockholder. The Company has agreed to make the mortgage payments to the bank. The mortgage bears interest at 7.25% and is payable in 360 monthly installments of $853, including interest and is due in 2024.

8.   Capital Lease      The  Company  leases  equipment  and  various  leasehold
     Obligations        improvements  under capital leases.  The assets acquired
                        under capital leases have a cost of $577,706 and accumulated amortization of $246,048 as of September 27, 1998. Amortization of the leased assets is included in depreciation expense.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================



                        The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at September 27, 1998.

                        --------------------------------------------------------
                        Payments for the year ending:
                            1999                                       $176,110
                            2000                                        132,219
                            2001                                         75,186
                            2002                                         52,939
                            2003                                         13,547
                        --------------------------------------------------------
                        Total minimum lease payments                    450,001
                        Less:  Amount representing interest             118,343
                        --------------------------------------------------------
                        Present value of net minimum lease
                          payments                                      331,658
                        Less:  Current portion                          116,217
                        --------------------------------------------------------
                        Long-term lease obligations                    $215,441
                        ========================================================

9.   Commitments and    The Company has entered into various lease and licensing
     Contingencies      agreements, which expire through 2016.

                        Certain of the Company's license and lease agreements require the payment of rent based on a percentage of gross receipts. Future minimum rental payments are as follows:

                        Year ending September
                        --------------------------------------------------------
                        1999                                         $  525,586
                        2000                                            511,573
                        2001                                            453,219
                        2002                                            408,042
                        2003                                            398,991
                        Thereafter                                    5,651,890
                        --------------------------------------------------------
                                                                     $7,949,301
                        ========================================================

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        Rent expense, real estate taxes and common area charges for the years ended September 28, 1997 and September 27, 1998 totaled $1,428,079 and $1,566,893, respectively.
                        TAM Restaurant Group, Inc. has a license agreement with the Central Park Zoo. American Leisure (a related party owned by the Chief Executive Officer) has assumed the operation of the concession granted by such license agreement as a result of a restructuring. However, TAM Restaurant Group, Inc. is still responsible as a primary concessionaire until October 1998 when the license expires. The license requires payment of 39% of total sales as a licensing fee. Sales for the year ended September 27, 1998 relating to this license amounted to $1,261,311.

                        TAM Restaurant Group, Inc. is currently being audited by New York State for sales and use taxes for the period December 1, 1989 to June 28, 1993. The Company has accrued $50,000 for additional taxes that may be due, exclusive of interest and penalties, if any. As of December 1998, this audit has not been completed.

                        Effective February 10, 1998, the Company entered into three-year employment agreements with the Chief Executive Officer and a Vice President, which are automatically renewable and provide for an annual base compensation of $175,000 and $75,000, respectively, and such bonuses as the Board of Directors may from time to time determine.


10.  Related Party      In March 1994,  Leisure Time  Services,  Inc.,  which is
     Transactions       owned by a  stockholder  of the  Company,  was formed to
                        purchase,  repair and store  equipment  and supplies for
                        the  Company,  as well as to assist  the  Company in the
                        performance of special catering events. Rent paid by the
                        Company   for  the  years   ended   1997  and  1998  for
                        utilization of a warehouse was $30,000, respectively. As of September 27, 1998, included in the accompanying consolidated balance sheets under the caption "due from affiliates" is $141,986, which was used to secure the title on the New Jersey warehouse.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        The balance of this loan is being repaid in equal monthly installments of $1,996, including interest at 9.6% through 2006. Additionally, included in due from affiliates is $24,155 of additional amounts due from Leisure Time Services, Inc. with no specific repayment term.

                        In October 1996, the Company entered into a lease for its corporate offices with its principal stockholders. The lease expires in December 2001 and provides for annual rental payments of approximately $38,000 plus real estate taxes.

                        Additionally, the Company occasionally advanced monies to officers of the Company. No terms of repayment or interest rates have been determined on these advances. As of September 27, 1998, the balance in this account was $39,129.

                        The Company is indebted to relatives of the principal stockholder in the amounts of $178,000 as of September 27, 1998. The notes are unsecured and bear interest from 10% to 15% per annum. Interest expense to these relatives was approximately $28,000 for the years ended 1997 and 1998, respectively.

                        For the years ended 1997 and 1998, the Company has reduced operating expenses by $181,012 and $81,895, respectively, representing management fee income from American Leisure. At September 27, 1998, included in due from affiliates is $78,107 due from American Leisure with no specific repayment term.

                        In July 1996, the Company entered into a two-year consulting agreement with its Chairman of the Board of Directors, pursuant to which he has provided strategic planning, restaurant operations, marketing and site evaluation consulting services for a fee equal to $2,500 per month through December 1997 and $5,000 per month thereafter. The agreement is automatically renewable for successive one-year periods, unless either party gives written notice of its intention not to renew the agreement at least 30 days prior to the end of the term or renewal term. In addition, pursuant to the consulting agreement, in March 1998, the Company paid $50,000 as payment for consulting services rendered to the Company prior to entering into the consulting agreement. (See Notes 7 and 16.)

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

11.  Capital Stock      At   September 27,  1998,  there  was  an  aggregate  of
     and Warrants       1,160,000   warrants   outstanding  at  exercise  prices
                        between $4.53 and $7.25 per share expiring at various times through 2003, as follows:

                        In October 1997, as partial consideration for a loan, the Company granted warrants to purchase 200,000 shares, at an exercise price of $5.00 per share, expiring in October 2002. These warrants were valued at $482,000 and recorded as a debt discount. (See Note 7.)

                        As part of its initial public offering in February 1998, the Company offered and sold warrants (the "Public Warrants") to purchase 500,000 shares, at an exercise price of $6.00 per share, expiring in February 2003. Also upon the consummation of its initial public offering, the Company issued warrants to purchase 310,000 shares, which are identical to the Public Warrants, upon the conversion of an equal amount of outstanding warrants.

                        Additionally, during February 1998, the Company sold to the underwriter of the initial public offering, warrants to purchase 100,000 shares, at an exercise price of $6.00 per share and warrants to purchase 50,000 underlying warrants at an exercise price of $0.12 per underlying warrant. Each underlying warrant is exercisable at an exercise price of $7.25 per share. These warrants expire in February 2003.

                        In December 1997, the Company effected a 1-for-1.8135268 reverse stock split. All shares and per share data in the consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split.

                        The Board of Directors is authorized to fix the rights, preferences, privileges and restrictions of any series of preferred stock, including the dividend rights, original issue price, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms thereof, and the number of shares constituting any such series and the designation thereof and to increase or decrease the number of shares subsequent to the issuance of shares of such series (but not below the number of shares of such series then outstanding).

12.  Stock Option Plan  The Company has a stock option plan (the "Option  Plan")
                        pursuant to which 525,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) nonqualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        The purpose of the Option Plan is to encourage stock ownership by certain directors, officers and employees of the Company and other persons instrumental to the success of the Company. The Option Plan is intended to qualify under Rule 16b-3 under the Exchange Act, and is administered by the Board of Directors. The Board, within the limitations of the Option Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option.

                        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and related Interpretations in accounting for the Option Plan. Under APB Opinion 25, no compensation cost was recognized because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant.

                        FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 46.1% for 1998; risk-free interest rates of 5.47%; and expected lives of 3 years.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts for 1999 indicated below:

                        --------------------------------------------------------
                        Net loss:
                           As reported                              $(2,299,202)
                           Pro forma                                 (2,611,763)
                        Net loss per share (basic and diluted):
                            As reported                                    (.73)
                            Pro forma                                      (.83)
                        ========================================================

                        A summary of the status of the Company's stock option plan as of September 27, 1998, and changes during the year ended, is presented below:

                                                                                   Weighted
                                                                                   average
                                                                   Shares       exercise price
                        ----------------------------------------------------------------------
                        Outstanding at beginning of year                --         $   --
                        Granted                                    293,500           5.00
                        Exercised                                       --             --
                        Forfeited                                   48,625           5.00
                        ----------------------------------------------------------------------
                        Outstanding at end of year                 244,875          $5.00
                        ======================================================================
                        Options exercisable at year-end            130,437          $5.00
                        ======================================================================
                        Weighted average fair value of
                          options granted during the year                           $2.13
                        ======================================================================

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        The following table summarizes information about stock options outstanding at September 27, 1998.

                                                     Options outstanding                      Options exercisable
                                           ---------------------------------------         -------------------------
                                                           Weighted
                                                            average       Weighted                         Weighted
                                             Number        remaining      average           Number of      average
                            Range of       outstanding    contractual     exercise         exercisable     exercise
                        exercise prices    at 9/27/98        life          price           at 9/27/98       price
                        --------------------------------------------------------------------------------------------
                           $5.00             244,875         5 years       $5.00              130,437      $5.00
                        ============================================================================================

13.  Income Taxes       There is no current or  deferred  income tax expense for
                        the years  ended  1997 and  1998.  The  Company  in 1997
                        utilized net operating loss carryforwards and in 1998 was in a loss position.

                        The   Company's   deferred  tax  assets,   deferred  tax
                        liabilities and deferred tax asset valuation allowance are as follows:

                                                                   September 28,     September 27,
                                                                       1997              1998
                        --------------------------------------------------------------------------
                        Deferred rent expense                        $106,000        $  128,000
                        Deferred expenses                             112,000                --
                        Net operating loss carryforward               679,000         1,476,000
                        Other                                          27,000            55,000
                        --------------------------------------------------------------------------
                        Total deferred tax assets                     924,000         1,659,000
                        Less:  Valuation allowance                   (924,000)       (1,659,000)
                        --------------------------------------------------------------------------
                        Total deferred tax liabilities                     --                --
                        --------------------------------------------------------------------------
                        Net deferred tax asset                       $     --        $       --
                        ==========================================================================

                        For  tax   purposes,   the  Company  has   approximately
                        $3,100,000 of net operating loss carryforwards as of September 27, 1998, which expire through 2011.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

14. Pending Litigation  The  operation  of  restaurants  and rowboat and bicycle rentals subjects the Company to potential claims from others, including customers, employees and other service providers for personal injury (resulting from, among other things, contaminated or spoiled food or beverages and accidents). The Company is a defendant in several lawsuits arising in the ordinary course of its business relating to personal injury claims by plaintiffs which are seeking damages substantially in excess of the Company's assets and insurance coverage. The lawsuits are being handled by the Company's insurance carriers. The Company is vigorously defending each lawsuit and believes that such matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial condition or operations of the Company. However, since each lawsuit is in an early stage, there can be no assurance that any of such actions will be resolved in favor of the Company or that the outcome of any litigation or settlement will not have a material adverse effect on the Company.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        In the ordinary course of business, the Company is a party to other legal proceedings, the outcome of which, either singly, or in the aggregate, is not expected to be material.

15.  Cash Flow          Cash paid for interest and income taxes is as follows:
     Disclosure

                                                 September 28,     September 27,
                        Year ended                   1997              1998
                        --------------------------------------------------------
                        Interest                   $302,372          $381,716
                        Income taxes                     --            40,279
                        ========================================================

                        Noncash transactions included the following:

                        For the year ended September 27, 1998, the Company entered into new capital lease obligations of $221,135.

16.  Subsequent Events  In  November  1998,  the  Company's  Board of  Directors
                        authorized the designation of 150,000 share of series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into common stock at anytime after issuance, at holder's option, at the rate of one share of common stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of common stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

                        In December 1998, the Company's Chief Executive Officer converted $720,405 of indebtedness owed to him into 144,081 shares of Series A Preferred Stock and 72,040 warrants to purchase the Company's common stock at $6 per share. (See Notes 7 and 11.)

                        In December 1998 the Company entered into a licensing agreement with KA Industries, an affiliate of a principal stockholder of the Company, to market products bearing the names Lundy's, The Boathouse, and Stork Club through KA Industries' Mrs. Beasley's retail stores, third-party catalogues and retail establishments. Pursuant to the agreement, the Company is to receive a royalty on products sold.

                                                           TAM Restaurants, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                        In December 1998, the Company entered into an arrangement with KA Industries to operate a commissary for a bakery, in-house laundry and lobster pound. In conjunction with the arrangement, the Company entered into a month-to-month sublease of a portion of its Bayonne warehouse at approximately $741 per month. In addition, KA Industries advanced the Company $30,000 to make modifications to the Bayonne warehouse with such advance recaptured from rent and other charges due the Company from KA Industries. (See Notes 7 and 10.)