Form 10KSB/A
period 1998-09-27
TAM RESTAURANTS INC
filed 1999-01-28
CIK 1048796

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                         Amendment No. 1 to Form 10-KSB



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


     The Company previously entered into a settlement agreement with Sheepshead Restaurant Associates, Inc. ("Sheepshead") to settle a dispute relating to the Lundy's trademark. As part of the settlement, Sheepshead agreed to dismiss its petition for the cancellation of the Lundy's trademark registration previously granted to the Company. Additionally, the Company obtained all of Sheepshead's alleged rights to the Lundy's marks and any goodwill associated therewith. In consideration, the Company issued to the four principal stockholders of Sheepshead an aggregate of 22,056 shares of unregistered common stock and warrants to purchase an aggregate of 5,516 shares of common stock. The Company further agreed (i) to pay a fee of $10,000 to Sheepshead upon the opening, by the Company, of certain new restaurants with a seating capacity of up to 150 persons, (ii) to open a new restaurant utilizing the Lundy's name by September 1999, and (iii) to pay to Sheepshead .75% of gross revenues in excess of a minimum threshold (as determined by the seating capacity of the restaurant) earned by any new restaurant established by the Company that utilizes the Lundy's name. The settlement agreement further provides that if the Company is unable to meet the requirement set forth in (ii) above, the rights claimed by Sheepshead to the Lundy's trademark and acquired by the Company revert back to Sheepshead.


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

     Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended September 27, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that (i) a Form 3 for Peter J. Salvatore was filed late, (ii) a From 3 for Barry E. Krantz was filed late, and (iii) a Form 4 for Peter J. Salvatore reporting one transaction in February 1998 was filed late.


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


     27          Financial Data Schedule (2).


----------
(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2, and the amendments thereto, SEC No. 333-39937.


(2) Previously filed as an exhibit with the Company's Form 10-KSB for the fiscal year ended September 27, 1998.

                                   SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TAM RESTAURANT, INC.




Dated:  January 27, 1999                  By: /s/ FRANK CRETELLA
                                          --------------------------------------
                                            Frank Cretella
                                            President, Chief Executive Officer
                                              and Director



     In accordance with the requirements of the Exchange Act, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                 Title(s)                           Date
        ----------                 --------                           ----

/s/ FRANK CRETELLA            President, Chief Executive        January 27, 1999
------------------------      Officer and Director
Frank Cretella


/s/  ANTHONY B. GOLIO         Vice President (Principal         January 27, 1999
------------------------      Financial and Accounting
Anthony B. Golio              Officer)

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


                        In connection with a settlement agreement relating to the Lundy's trademark, the Company is obligated to open a new Lundy's restaurant by September 1999 or lose the rights to the trademark. Additionally, the Company is required to pay a fee of .75% of gross revenues in excess of a minimum threshold (as determined by the seating capacity of the restaurant), after the first year of operations, earned by any new restaurant established by the Company utilizing the Lundy's name. For the years ending September 28, 1997 and September 27, 1998 no amounts have been incurred under this agreement.


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