Form 10QSB
period 1998-12-30
TAM RESTAURANTS INC
filed 1999-02-16
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

_X_ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended DECEMBER 30, 1998.

___ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________.

Commission file number    0-23757

                              TAM RESTAURANTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                       13-3905598
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   1163 FOREST AVENUE, STATEN ISLAND, NY 10310
                    (Address of Principal Executive Offices)

                                 (718) 720-5959
                           (Issuer's Telephone Number)


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

                             Yes _X_     No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,503,000 shares of common stock as of February 16, 1999.

           Transitional Small Business Disclosure Format (check one):

                             Yes _X_     No ___

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 30, 1998
                                   FORM 10-QSB
                                      INDEX

Part I.       FINANCIAL STATEMENTS                                                     Page(s)
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet as of December 30, 1998 (unaudited).   1

              Condensed Consolidated Statements of Operations
              For the Thirteen weeks ended December 30, 1998 and
              December 28, 1997 (unaudited).                                              2

              Condensed Consolidated Statements of Cash flow For the Thirteen weeks ended December 30, 1998 and
              December 28, 1997 (unaudited).                                              3

              Notes to unaudited Condensed Consolidated
              Financial Statements                                                        4

Item 2.       Management's Discussion and Analysis of Financial
              Condition And Results of Operation                                          6

Part II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                  10

Item 6.       Exhibits and reports on Form 8-K                                           10

              Signature Page                                                             11


                                      (i)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                     ASSETS

                                                                           December 30, 1998
Current Assets
     Cash                                                                      $   154,458
     Accounts receivable (net of allowance for doubtful accounts of $15,000)       375,882
     Inventory                                                                     405,005
     Prepaid and other expenses                                                    438,101
                                                                               -----------
     Total Current Assets                                                        1,373,446

Property and Equipment-Net                                                       5,941,901
Due from Affiliates                                                                298,289
Other Assets                                                                       534,849
Loan Receivable - Officer                                                           60,412
                                                                               -----------
TOTAL ASSETS                                                                   $ 8,208,897
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt                                     $ 1,267,843
         Current portion of loans payable, related parties                           1,618
         Current portion of capitalized lease obligations                          106,972
         Accounts payable                                                        1,237,572
         Contract deposits payable                                                 206,190
         Accrued expenses and other                                              1,500,594
                                                                               -----------
Total Current Liabilities                                                        4,320,789
                                                                               -----------

Long-term Liabilities
         Deferred rent expense                                                     272,169
         Long-term debt - net of current portion                                    69,755
         Loans payable-related parties - net of current portion                    291,180
         Capitalized lease obligations-net of current portion                      185,903
         Barter advances - net of current portion                                  317,170
                                                                               -----------
         Total Long-term Liabilities                                             1,136,177
                                                                               -----------

TOTAL LIABILITIES                                                                5,456,966
                                                                               -----------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Stockholders' Equity
         Preferred stock; $.0001 par value; 1,000,000 shares authorized,
            144,081 shares issued and outstanding                                       14

         Common stock;  $.0001 par value,  19,000,000 shares authorized;
            3,503,000 shares issued and outstanding                                    350
         Additional paid-in capital                                              7,947,366
         Accumulated deficit                                                    (5,195,799)
                                                                               -----------

TOTAL STOCKHOLDERS' EQUITY                                                       2,751,931
                                                                               -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                         $ 8,208,897
                                                                               ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Thirteen Weeks Ended
                                                     December 28,   December 30,
                                                        1997           1998
                                                     -----------    -----------

Sales                                                $ 2,378,827    $ 3,954,551

Cost of Sales                                          1,525,996      2,324,826
                                                     -----------    -----------

     Gross Profit                                        852,831      1,629,725

Operating and Administrative Expenses                  1,070,469      1,506,103
                                                     -----------    -----------

Income (Loss) from Operations                           (217,638)       123,622
                                                     -----------    -----------

Other Expense
     Interest expense                                    107,316        157,608
     Barter expense                                      101,474         80,469
                                                     -----------    -----------

         Total Other Expense                             208,790        238,077
                                                     -----------    -----------

     Net Loss                                        $  (426,428)   $  (114,455)
                                                     ===========    ===========

Net loss per share:
 Basic and Diluted                                         $(.17)         $(.03)
                                                     ===========    ===========

Weighted average number of
  common shares outstanding - basic and diluted        2,500,000      3,503,000
                                                     ===========    ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Thirteen weeks Ended
                                                         December 28, 1997  December 30, 1998
                                                         -----------------  -----------------
Cash Flows from Operating Activities:
     Net loss                                              $  (426,428)      $  (114,455)
     Adjustments to reconcile net loss
     to net cash provided by operating activities:
              Depreciation and amortization expense             90,086           287,479
              Deferred rent expense                             12,840              --
              Amortization of original issue discount             --              77,085
              Deferred income                                   (7,819)           (6,000)
     (Increase) decrease in:
              Accounts receivable                               (8,716)          284,640
              Inventory                                         (2,034)          (23,247)
              Prepaid and other expenses                       (17,823)          (88,676)
              Other assets                                       3,420            (1,937)
     Increase (decrease) in:
              Accounts payable                               1,157,975           274,869
              Contract deposits payable                         (4,671)         (164,102)
              Accrued expenses                                (625,615)         (291,031)
                                                           -----------       -----------

Net Cash provided by Operating Activities                      171,215           234,625
                                                           -----------       -----------

Cash Flows from Investing Activities:
     Acquisition of property and equipment                    (726,033)         (149,406)
                                                           -----------       -----------

Cash Flows from Financing Activities:
     Net repayments (advances) of officer's loans               10,158           (21,283)
     Loans receivable                                            1,997              --
     Proceeds from long-term debt                            1,000,000              --
     Principal payments on long-term
        and capitalized lease obligations                     (257,166)          (49,423)
     Advances to affiliates and others                        (113,155)          (81,539)
     Deferred stock offering costs                            (206,474)             --
                                                           -----------       -----------

Net Cash provided by (used in) Financing Activities            435,360          (152,245)
                                                           -----------       -----------

Net decrease in cash                                          (119,458)          (67,026)
Cash, Beginning of year                                        281,625           221,484
                                                           -----------       -----------
Cash, End of period                                        $   162,167       $   154,458
                                                           ===========       ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ending September 27, 1998. Operating results for the thirteen week period ended December 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 29, 1999.

2.   Accounting Period

     The Company reports on a 52/53 year. For fiscal 1999 the Company changed its period end day from Sunday to Wednesday in order to facilitate better cost controls and streamline its reporting systems. As a result the first quarter of fiscal 1999 includes three additional days of revenues and expenses when compared to fiscal 1998. The net effect of which had no material effect on the revenues and expenses reported in the period ending December 30, 1998.

3.   Long-Term Debt

     In October 1997, the Company obtained $1,000,000 in a secured loan from two entities. The loan bears interest at 10% per annum, payable quarterly and matures September 30, 1999. The loan is guaranteed by a principal stockholder of the Company and the guarantee is secured by a pledge of 200,000 shares of common stock held by such stockholder.

     Additionally, as partial consideration for the loan, the Company granted to the entities warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share expiring in October 2002. The issuance of these warrants gave rise to an original issue discount which has been valued at $482,000. As of December 30, 1998 $231,255 of original issue discount expense remains to be amortized.

     In October 1997, the Company issued to Mr. Cretella a promissory note in the original principal amount of $720,405 which bears interest at the rate of 10% per annum. Interest is payable in monthly installments of $6,003, with the outstanding principal balance payable in November 2002 upon maturity of the note. On December 30, 1998, Mr. Cretella converted the $720,405 of indebtedness owed to him by the Company into 144,081 shares of Series A Preferred Stock. As further inducement to Mr. Cretella to convert the debt to equity the Company also issued to Mr. Cretella 72,040 warrants to purchase the Company's Common Stock at $6.00 per share. The Company received a fairness opinion with respect to this transaction.

4.   Loss Per Share

     For the calculation of the loss per share for the three months ended fiscal 1999 and 1998, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-diluted.

5.   Preferred Stock

     The Company's Board of Directors authorized the designation of 150,000 shares of preferred stock, of the 1,000,000 previously authorized and unallocated, to be a series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in the Management's Discussion and Analysis of Plan of Operation and elsewhere in this report on Form 10-KSB are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks related to the opening of new restaurants, including capital requirements, continued popularity of existing and new restaurants, seasonality and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe". "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

     The Company operates Lundy Bros. Restaurant ("Lundy's"), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, The Boathouse in Central Park ("The Boathouse"), a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park, and American Park at the Battery ("American Park"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark.

Results of Operations

     Sales for the thirteen weeks ended December 30, 1998 were $3,954,551, an increase of $1,575,724 or 66.2%, as compared to $2,378,827 for the thirteen weeks ended December 28, 1997. The increase in sales for the thirteen week period was primarily due to the addition of American Park , which opened in the third quarter of fiscal 1998 and increased sales at The Boathouse. American Park's sales during the thirteen weeks ended December 30, 1998 were $850,107. Beginning in fiscal 1999, the Company changed its period end from Sunday to Wednesday the result of which added three additional days of sales into the thirteen weeks ended December 30, 1998 when compared to the thirteen weeks ended December 28, 1997. A total of $43,237 in sales were generated by the additional three days included in the thirteen weeks ended December 30, 1998.

     Cost of sales for the thirteen weeks ended December 30, 1998 were $2,324,826 or 58.8% of sales as compared to $1,525,996 or 64.1% of sales for the thirteen weeks ended December 28, 1997. The decrease in the cost of sales relative to overall sales can be attributed to the Company's tightening of purchasing specifications and the implementation of menu changes and labor cost controls at all of the units which were initiated in the fourth quarter of fiscal 1998.

     As a result of the foregoing, gross profit for the thirteen weeks ended December 30, 1998 was $1,629,725 or 41.2% of sales as compared to $852,831 or 35.9% of sales for the thirteen weeks ended December 27, 1997.

     Operating and administrative expenses for the thirteen weeks ended December 30, 1998 were $1,506,103, an increase of $435,634 as compared with $1,070,469 for the thirteen weeks ended December 27, 1997. The increase relates primarily to the addition of $362,568 in expenses for American Park, which opened in the third quarter of fiscal 1998, and increased rent and depreciation at The Boathouse. Operating and administrative expenses as a percentage of sales was 38.1% for the thirteen weeks ended December 30, 1998, as compared to 45.0% for the thirteen weeks ended December 27, 1997, a decrease of 6.9%. The decrease in operating and administrative expenses relative to overall sales can be attributed to operating efficiencies accomplished through contract negotiations with significant vendors and a reduction in corporate overhead.

     Other expenses for the thirteen weeks ended December 30, 1998 were $238,077 an increase of $29,287 or 14.0% as compared to $208,790 for the thirteen weeks ended December 27, 1997. Other expenses for the thirteen weeks ended December 30, 1998 consisted of $80,469 of barter expense as compared to $101,474 in fiscal 1998. However, the decrease in barter expense was offset by an increase in interest expense related to a $77,085 charge for original issue discount for the Kayne Anderson warrants.

     As a result of the foregoing, the net loss amounted to $114,455 or $.03 per share for the thirteen weeks ended December 30, 1998 as compared to a net loss of $426,428 or $.17 per share for the thirteen weeks ending December 27, 1997.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at December 30, 1998, the Company had a working capital deficit of $2,947,343), due to, among other things, costs associated with development, opening and start-up costs of American Park and Park View at The Boathouse and building a corporate infrastructure sufficient to support the Company's operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the thirteen weeks ended December 30, 1998, net cash decreased by $67,026. Net cash provided by operating activities was $234,625. Net cash used in investing activities was $149,406, relating primarily to the additional catering space at Lundy's and the renovation of the indoor dining space at The Boathouse. The net decrease in cash from financing activities was $152,245.

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

     In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P., affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly, and were originally due May 31, 1999. Upon an event of default under the loans, the interest rate increases to 15% per annum and the Company would be required to pay to Kayne Anderson 50% of the operating profits from American Park on a monthly basis until the loan is fully repaid. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. The Company will incur a non-cash interest charge of $482,000 representing the original issue discount relating to the promissory notes issued to Kayne Anderson over the life of the promissory notes. In connection with the loan, the Company agreed to use its best efforts to cause a representative designated by Kayne Anderson to be elected to the Company's Board of Directors. Kenneth Harris has been elected a director as Kayne Anderson's initial designee. In August 1998, the Company and Kayne Anderson agreed to amend the loan agreement to extend the maturity date of the loans to September 30, 1999. Under the terms of the amendment the Company agreed to pay 50% of The Boathouse operating profits rather than 50% of American Park operating profits if the Company failed to repay the loan by September 30, 1999.

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

     On November 19, 1998 the Company's Board of Directors authorized the designation of 150,000 shares of a series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

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

Year 2000

     The Company has evaluated and is in the process of updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 200 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. It is anticipated that the Company's information technology ("IT") systems will be substantially compliant by the end of the third quarter of the fiscal year ending September 29, 1999. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

     The Company has begun to assess the compliance of its non-IT systems. It is anticipated that these systems will be compliant by December 31, 1999.

     The Company has addressed year 2000 compliance with its major vendors and service providers and anticipates that those key vendors and service providers who are not yet compliant will be prior to year end.

Inflation

     The effect of inflation on the Company has not been significant during the last two fiscal years.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(a) On November 19, 1998 the Company's Board of Directors authorized the designation of 150,000 shares of a series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

(b) In December 1998, Frank Cretella converted $720,405 of indebtedness owed by the Company to him into shares of Series A Preferred Stock at the ratio of one share of Series A Preferred Stock for each $5.00 of indebtedness outstanding. As an inducement to Mr. Cretella to convert the debt to equity, the Company also issued Mr. Cretella 72,040 warrants to purchase the Company's Common Stock at $6.00 per share.

Item 6.  Changes in Securities and Use of Proceeds.

(a)  Exhibits.

     3.1 Certificate of Designation, Powers, Preferences, and Rights of the 10% Cumlative Convertible Redeemable Preferred Stock, Series A.

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the thirteen weeks ended December 30, 1998.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                                 Signature Page



     In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of February, 1999.



                                          TAM RESTAURANTS, INC.
                                              (Registrant)



   Dated: February 16, 1999                /s/ Frank Cretella
                                          --------------------------------------
                                          Frank Cretella
                                          President and Chief Executive officer



   Dated: February 16, 1999               /s/ Anthony B. Golio
                                          --------------------------------------
                                          Anthony B. Golio
                                          Vice President