Form 10QSB
period 1999-03-31
TAM RESTAURANTS INC
filed 1999-05-17
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1999.

[_] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________.

Commission file number 0-23757

                              TAM RESTAURANTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                              13-3905598
  (State or other Jurisdiction                                 (I.R.S. Employe
of Incorporation or Organization)                            Identification No.)

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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             3,503,000 shares of common stock as of March 31, 1999 .

           Transitional Small Business Disclosure Format (check one):
                                Yes [_]   No [X]

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1999
                                   FORM 10-QSB
                                      INDEX


Part I.   FINANCIAL STATEMENTS                                           Page(s)



Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet                                1
          as of March 31, 1999 (unaudited).

          Condensed Consolidated Statements of Operations
          For the Thirteen weeks and Twenty-Six weeks
          ended March 31, 1999 and March 29, 1998 (unaudited).                2

          Condensed Consolidated Statements of Cash flow
          For the Thirteen weeks and Twenty-Six weeks
          ended March 31, 1999 and March 29, 1998 (unaudited).                3

          Notes to unaudited Condensed Consolidated
          Financial Statements                                                4

Item 2.   Management's Discussion and Analysis of Financial
          Condition And Results of Operation                                  6

Part II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                          11

Item 6.   Exhibits and Reports on Form 8-K                                   11

          Signature Page                                                     12

                                       (i)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                              March 31, 1999
                                                                              --------------
Current Assets
     Cash                                                                      $   113,408
     Accounts receivable (net of allowance for doubtful accounts of $15,000)       494,656
     Inventory                                                                     400,689
     Prepaid and other expenses                                                    461,043
                                                                               -----------
Total Current Assets                                                             1,469,796

Property and Equipment-Net                                                       5,974,202
Due from Affiliates                                                                161,816
Other Assets                                                                       379,478
Loan Receivable - Officer                                                           30,913
                                                                               -----------
TOTAL ASSETS                                                                   $ 8,016,205
                                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt                                     $ 1,045,745
         Current portion of loans payable, related parties                           1,618
         Current portion of capitalized lease obligations                           98,728
         Accounts payable                                                        1,208,572
         Contract deposits payable                                                 539,582
         Accrued expenses and other                                              1,661,015
                                                                               -----------
Total Current Liabilities                                                        4,555,260
                                                                               -----------

Long-term Liabilities
         Deferred rent expense                                                     278,893
         Long-term debt - net of current portion                                    57,264
         Loans payable-related parties - net of current portion                    290,774
         Capitalized lease obligations-net of current portion                      160,373
         Barter advances - net of current portion                                  630,159
                                                                               -----------
Total Long-term Liabilities                                                      1,417,463
                                                                               -----------
TOTAL LIABILITIES                                                                5,972,723
                                                                               -----------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Stockholders' Equity
         Preferred stock; $.0001 par value; 1,000,000 shares authorized,
            144,081 shares issued and outstanding                                       14

         Common stock;  $.0001 par value,  19,000,000 shares authorized;
            3,503,000 shares issued and outstanding                                    350
         Additional paid-in capital                                              7,947,366
         Accumulated deficit                                                    (5,904,248)
                                                                               -----------


TOTAL STOCKHOLDERS' EQUITY                                                       2,043,482
                                                                               -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                         $ 8,016,205
                                                                               ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                       (1)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Thirteen Weeks Ended          Twenty-six Weeks Ended

                                           March 29,     March 31,       March 29,      March 31,
                                             1998           1999           1998           1999
                                         -----------    -----------    -----------    -----------
Sales                                    $ 1,512,613    $ 2,145,607    $ 3,891,440    $ 6,100,158

Cost of Sales                              1,432,002      1,530,544      2,957,998      3,855,370
                                         -----------    -----------    -----------    -----------

     Gross Profit                             80,611        615,063        933,442      2,244,788

Operating and Administrative Expenses      1,290,066      1,105,842      2,360,535      2,611,945
                                         -----------    -----------    -----------    -----------

Loss from Operations                      (1,209,455)      (490,779)    (1,427,093)      (367,157)
                                         -----------    -----------    -----------    -----------

Other Expense
     Interest expense                        109,213        145,664        216,529        303,272
     Barter Expense                           97,366         72,006        198,840        152,475
                                         -----------    -----------    -----------    -----------

          Total Other Expense                206,579        217,670        415,369        455,747
                                         -----------    -----------    -----------    -----------

     Net Loss                            $(1,416,034)   $  (708,449)   $(1,842,462)   $  (822,904)
                                         ===========    ===========    ===========    ===========

Net loss per share:
Basic and Diluted                        $      (.47)   $      (.20)   $      (.67)   $      (.23)
                                         ===========    ===========    ===========    ===========
Weighted average number of common
shares outstanding - basic and diluted     2,994,505      3,503,000      2,747,252      3,503,000
                                         ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                       (2)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Twenty-Six weeks Ended
                                                        March 29, 1998  March 31, 1999
                                                        --------------  --------------
Cash Flows from Operating Activities:
     Net loss                                             $(1,842,462)   $  (822,904)
     Adjustments to reconcile net loss
     to net cash provided by operating activities:
              Depreciation and amortization expense           188,586        574,958
              Deferred rent expense                            33,596          6,724
              Amortization of original issue discount              --        154,170
              Deferred income                                 297,490         (6,000)
     (Increase) decrease in:
              Accounts receivable                              11,569        165,866
              Inventory                                        14,228        (18,931)
              Prepaid and other expenses                      (38,060)      (111,618)
              Other assets                                   (227,602)        (6,450)
     Increase (decrease) in:
              Accounts payable                                139,219        245,869
              Contract deposits payable                            --        169,290
              Accrued expenses                               (714,389)      (467,621)
                                                          -----------    -----------

Net Cash used in Operating Activities                      (2,137,825)      (116,647)
                                                          -----------    -----------

Cash Flows from Investing Activities:
     Acquisition of property and equipment                 (1,207,334)      (309,302)
                                                          -----------    -----------

Cash Flows from Financing Activities:
     Net repayments  of officer's loans                        11,745          8,216
     Loans receivable                                         (24,761)            --
     Proceeds from long-term debt                           1,000,000             --
     Proceeds from barter advances                                 --        650,000
     Principal payments on long-term
        and capitalized lease obligations                    (352,307)      (395,277)
     Net repayments (advances) of affiliates and others      (278,889)        54,934
     Deferred stock offering costs                            128,322             --
     Proceeds from initial public offering                  3,644,587             --
                                                          -----------    -----------

Net Cash provided by Financing Activities                   4,128,697        317,873
                                                          -----------    -----------
Net increase (decrease) in cash                               783,538       (108,076)
Cash, Beginning of year                                       281,625        221,484
                                                          -----------    -----------
Cash, End of period                                       $ 1,065,163    $   113,408
                                                          ===========    ===========

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                                       (3)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ended September 27, 1998. Operating results for the thirteen and twenty-six week periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 29, 1999.

2.   Accounting Period

     The Company reports on a 52/53 year. For fiscal 1999 the Company changed its period end day from Sunday to Wednesday in order to facilitate better cost controls and streamline its reporting systems. As a result, the first twenty-six weeks of fiscal 1999 include three additional days of revenues and expenses when compared to fiscal 1998. The net effect of which had no material effect on the revenues and expenses reported in the period ended March 31, 1999.

3.   Long-Term Debt

     In October 1997, the Company obtained $1,000,000 in a secured loan from two entities. The loan bears interest at 10% per annum, payable quarterly and matures September 30, 1999. The loan is guaranteed by a principal stockholder of the Company and the guarantee is secured by a pledge of 200,000 shares of common stock held by such stockholder.

     Additionally, as partial consideration for the loan, the Company granted to the entities warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share expiring in October 2002. The issuance of these warrants gave rise to an original issue discount which has been valued at $482,000. As of March 31, 1999 $154,170 of original issue discount expense remains to be amortized.

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

4.   Loss Per Share

     For the calculation of the loss per share for the twenty-six weeks ended fiscal 1999 and 1998, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-dilutive.

                                       (4)

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


                                       (5)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-QSB are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks related to the opening of new restaurants, including capital requirements, continued popularity of existing and new restaurants, seasonality and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Results of Operations

     Sales for the twenty-six weeks ended March 31, 1999 were $6,100,158, an increase of $2,208,718 or 56.8%, as compared to $3,891,440 for the twenty-six weeks ended March 29, 1998. The Company's sales for the thirteen weeks ended March 31, 1999 were $2,145,607, an increase of $632,994 or 41.8%, as compared to $1,512,613 for the thirteen weeks ended March 29, 1998. The increase in sales for both the thirteen week period and twenty-six week period was primarily due to the addition of American Park , which opened in the third quarter of fiscal 1998 and increased sales at The Boathouse. American Park's sales during the thirteen and twenty-six weeks ended March 31, 1999 were $529,651 and $1,343,633 respectively. Beginning in fiscal 1999, the Company changed its period end from Sunday to Wednesday the result of which added three additional days of sales into the twenty-six weeks ended March 31, 1999 when compared to the twenty-six weeks ended March 29, 1998. A total of $65,897 in sales were generated by the additional three days included in the twenty-six weeks ended March 31,1999.

     Cost of sales for the twenty-six weeks ended March 31, 1999 were $3,855,370 or 63.2% of sales as compared to $2,957,998 or 76.0% of sales for the twenty-six weeks ended March 29, 1998. Cost of sales for the thirteen weeks ended March 31, 1999 were $1,530,544 or 71.3% of sales as compared to $1,432,002 or 94.7% of sales for the thirteen weeks ended March 29, 1998. The decrease in the cost of sales relative to overall sales can be attributed to the Company's tightening of purchasing specifications and the implementation of menu changes and labor cost controls at all of the units, which were initiated in the fourth quarter of fiscal 1998.

                                       (6)

     As a result of the foregoing, gross profit for the twenty-six weeks ended March 31, 1999 was $2,244,788 or 36.8% of sales as compared to $933,442 or 24.0%
of sales for the twenty-six weeks ended March 29, 1998, an increase of $1,311,346 or 140%. Gross profit for the thirteen weeks ended March 31, 1999 was $615,063 or 28.7% of sales as compared to $80,611 or 5.3% of sales for the thirteen weeks ended March 29, 1998.

     Operating and administrative expenses for the twenty-six weeks ended March 31, 1999 were $2,611,945 or 42.8% of sales as compared to $2,360,535 or 60.7% of
sales  for  the   twenty-six   weeks  ended  March  29,  1998.   Operating   and
administrative expenses for the thirteen weeks ended March 31, 1999 were $1,105,842 or 51.5% of sales as compared with $1,290,066 or 85.3% of sales for the thirteen weeks ended March 29, 1998. For the twenty-six weeks ended March 31, 1999 operating and administrative expenses increased by $251,410, primarily as a result of the operation of American Park which opened in the third quarter of fiscal 1998. For the thirteen six weeks ended March 31,1999 operating and administrative expenses decreased by $184,224 primarily as a result of improved operating efficiencies. The decrease in operating and administrative expenses relative to overall sales during the thirteen and twenty-six week periods ended March 31, 1999, can be attributed to operating efficiencies accomplished through contract negotiations with significant vendors, reduction in corporate overhead and the overall increase in revenues generated.

     Other expenses for the twenty-six weeks ended March 31, 1999 were $455,747, an increase of $40,378 or 9.7%, as compared to $415,369 for the twenty-six weeks ended March 29, 1998. Other expenses for the thirteen weeks ended March 31, 1999 were $217,670, an increase of $11,091 or 5.4%, as compared to $206,579 for the thirteen weeks ended March 29, 1998. Other expenses for the twenty-six weeks ended March 31, 1999 consisted of $152,475 of barter expense as compared to $198,840 in fiscal 1998. The decrease in barter expense, however, was offset by an increase in interest expense related to a charge of $154,170 for an original issue discount resulting from the issuance of the Kayne Anderson warrants.

     As a result of the foregoing, net loss amounted to $822,904 or $.23 per share for the twenty-six weeks ended March 31, 1999, as compared to a net loss of $1,842,462 or $.67 per share for the twenty-six weeks ended March 29, 1998. For the thirteen weeks ended March 31, 1999, net loss amounted to $708,449 or $.20 per share, as compared to a net loss of $1,416,034 or $.47 per share for the thirteen weeks ended March 29, 1998.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at March 31, 1999, the Company had a working capital deficit of $3,085,464), due to, among other things, costs associated with development, opening and start-up costs of American Park and Park View at The Boathouse and building a corporate infrastructure sufficient to support the Company's operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the twenty-six weeks ended March 31, 1999, net cash decreased by $108,076. Net cash used in operating activities was $116,647. Net cash used in investing activities was $309,302, relating primarily to the additional catering space at Lundy's, the renovation of the indoor dining

                                       (7)
space at The Boathouse and investment in the Company's management information systems in connection with Year 2000 requirements. The net increase in cash from financing activities was $317,873.

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

     In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P., affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly, and were originally due May 31, 1999. Upon an event of default under the loans, the interest rate increases to 15% per annum and the Company would be required to pay to Kayne Anderson 50% of the operating profits from American Park on a monthly basis until the loan is fully repaid. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. The Company will incur a non-cash interest charge of $482,000 representing the original issue discount relating to the KA Warrants issued to Kayne Anderson, over the life of the promissory notes. In connection with the loan, the Company agreed to use its best efforts to cause a representative designated by Kayne Anderson to be elected to the Company's Board of Directors. Kenneth Harris has been elected a director as Kayne Anderson's initial designee. In August 1998, the Company and Kayne Anderson agreed to amend the loan agreement to extend the maturity date of the loans to September 30, 1999. Under the terms of the amendment the Company agreed to pay 50% of The Boathouse operating profits rather than 50% of American Park operating profits if the Company failed to repay the loan by September 30, 1999.

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

     On November 19, 1998 the Company's Board of Directors authorized the designation of 150,000 shares of a series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's

                                       (8)
option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

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

Seasonality and Fluctuations in Quarterly Operating Results.

     The Company's business is seasonal. The bicycle, rowboat rentals and outdoor dining at The Boathouse are open only March through November. The catering facilities, indoor section of the Park View restaurant and the fast food operation are open year round, but at a substantially reduced sales volume during the winter due to the Boathouse's location in the middle of Central Park.

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

Year 2000

     The Company has evaluated and is in the process of updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. It is anticipated that the Company's information technology ("IT") systems will be substantially compliant by the end of the third quarter of the fiscal year ended September 29, 1999. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

                                       (9)

     The Company has begun to assess the compliance of its non-IT systems. It is anticipated that these systems will be compliant by December 31, 1999.

     The Company has addressed year 2000 compliance with its major customers and service providers and anticipates that those key vendors and service providers who are not yet compliant will be prior to year end.

Inflation
     The effect of inflation on the Company has not been significant during the last two fiscal years.


                                      (10)

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the twenty-six weeks ended March 31, 1999.

                                      (11)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                                   Signatures


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TAM RESTAURANTS, INC.
                                       -----------------------------------------
                                                  (Registrant)



Dated: May 17, 1999                    /s/ Frank Cretella
                                       -----------------------------------------
                                       Frank Cretella
                                       President and Chief Executive officer



Dated: May 17, 1999                    /s/ Anthony B. Golio
                                       -----------------------------------------
                                       Anthony B. Golio
                                       Vice President


                                      (12)