Form 10QSB
period 1999-06-30
TAM RESTAURANTS INC
filed 1999-08-16
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
---
   1934 For the quarterly period ended JUNE 30, 1999.
                                       -------------

    Transition report under Section 13 or 15 (d) of the Securities Exchange
---
    Act of 1934 For the transition period from           to        .
                                              ----------   --------

Commission file number    0-23757
                          -------

                              TAM RESTAURANTS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                      13-3905598
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   1163 FOREST AVENUE, STATEN ISLAND, NY 10310
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 720-5959
                            --------------------------
                           (Issuer's Telephone Number)


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
Yes  X     No
   -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            3,503,000 SHARES OF COMMON STOCK AS OF AUGUST 13, 1999.
            -------------------------------------------------------

           Transitional Small Business Disclosure Format (check one):
                               Yes      No X
                                   ---    ---

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 1999
                                   FORM 10-QSB
                                      INDEX


PART I.       FINANCIAL STATEMENTS                                    PAGE(S)



ITEM 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheet as of
              June 30, 1999 (unaudited).                                 1

              Condensed Consolidated Statements of Operations
              For the Thirteen weeks and Thirty-Nine weeks
              ended June 30, 1999 and June 28, 1998 (unaudited).         2

              Condensed Consolidated Statements of Cash Flows
              For the Thirteen weeks and Thirty-Nine weeks
              ended June 30, 1999 and June 28, 1998 (unaudited).         3

              Notes to unaudited Condensed Consolidated
              Financial Statements                                       4

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        6

PART II.      OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                 11

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                          11

              SIGNATURE PAGE                                            12

                                       (i)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                JUNE 30, 1999
                                                                -------------

Current Assets
     Cash                                                       $   108,068
     Accounts receivable (net of allowance for
          doubtful accounts of $15,000)                             714,661
     Inventory                                                      472,645
         Prepaid and other expenses                                 448,866
                                                                -----------
Total Current Assets                                              1,744,240

Property and Equipment-Net                                        6,071,678
Due from Affiliates                                                 221,360
Other Assets                                                        346,715
Loan Receivable - Officer                                            35,772
                                                                -----------
TOTAL ASSETS                                                    $ 8,419,765
                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt                      $ 1,074,759
         Current portion of loans payable, related parties            2,043
         Current portion of capitalized lease obligations           106,052
         Accounts payable                                         1,165,968
         Contract deposits payable                                  508,490
         Accrued expenses and other                               2,101,869
                                                                -----------
Total Current Liabilities                                         4,959,181
                                                                -----------

Long-term Liabilities
         Deferred rent expense                                      275,531
         Long-term debt - net of current portion                     41,028
         Loans payable-related parties -
          net of current portion                                    289,839
         Capitalized lease obligations-
          net of current portion                                    134,907
         Barter advances - net of current portion                   439,705
                                                                -----------
Total Long-term Liabilities                                       1,181,010
                                                                -----------

TOTAL LIABILITIES                                                 6,140,191
                                                                -----------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Stockholders' Equity
         Preferred stock; $.0001 par value;
           1,000,000 shares authorized,
           144,081 shares issued and outstanding                         14

         Common stock; $.0001 par value,
            19,000,000 shares authorized;
            3,503,000 shares issued and outstanding                     350
         Additional paid-in capital                               7,977,623
         Accumulated deficit                                     (5,698,413)
                                                                -----------


TOTAL STOCKHOLDERS' EQUITY                                        2,279,574
                                                                -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                          $ 8,419,765
                                                                ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       (1)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             Thirteen Weeks Ended          Thirty-Nine Weeks Ended

                                           June 28,         June 30,         June 28,       June 30,
                                             1998             1999             1998           1999
                                             ----             ----             ----           ----

Sales                                   $  5,319,176    $  6,687,053    $  9,210,616    $ 12,787,211

Cost of Sales                              3,485,164       3,810,784       6,443,162       7,666,154
                                        ------------    ------------    ------------    ------------

     Gross Profit                          1,834,012       2,876,269       2,767,454       5,121,057

Operating and Administrative Expenses      2,093,900       2,309,135       4,454,435       4,921,080
                                        ------------    ------------    ------------    ------------

Income (Loss) from Operations               (259,888)        567,134      (1,686,981)        199,977
                                        ------------    ------------    ------------    ------------

Other Expense
     Interest expense                        137,419         198,454         353,948         501,726
     Barter Expense                          206,577         162,845         405,417         315,320
                                        ------------    ------------    ------------    ------------

          Total Other Expense                343,996         361,299         759,365         817,046
                                        ------------    ------------    ------------    ------------

     NET INCOME (LOSS)                  $   (603,884)   $    205,835    $ (2,446,346)   $   (617,069)
                                        ============    ============    ============    ============

Net income (loss) per share:
Basic and Diluted                       $       (.17)   $        .06    $       (.82)   $       (.18)
                                        ============    ============    ============    ============
Weighted average number of common
shares outstanding - Basic                 3,500,000       3,503,000       2,998,168       3,503,000
                                        ============    ============    ============    ============
Weighted average number of common
shares outstanding - Diluted               3,500,000       3,647,081       2,998,168       3,503,000
                                        ============    ============    ============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       (2)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Thirty-Nine weeks Ended
                                                                   June 28, 1998  June 30, 1999
                                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(2,446,346)   $  (617,069)
     Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
              Depreciation and amortization expense                    346,830        806,524
              Deferred rent expense                                     60,000          3,362
              Amortization of warrants issued on debt conversion          --           30,257
              Amortization of original issue discount                   58,032        231,255
              Deferred income                                          302,251         (6,000)
     (Increase) decrease in:
              Accounts receivable                                     (579,692)       (54,139)
              Inventory                                               (175,291)       (90,887)
              Prepaid and other expenses                                75,865        (99,441)
              Other assets                                            (537,979)       (41,469)
     Increase (decrease) in:
              Accounts payable                                       1,264,664        203,265
              Accrued expenses                                        (791,610)       (79,023)
                                                                   -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (2,575,006)       286,635
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                          (1,659,716)      (570,562)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments  of officer's loans                                  1,462          3,357
     Proceeds from long-term debt                                    1,000,000           --
     Proceeds from barter advances                                        --          650,000
     Principal payments on long-term debt
        and capitalized lease obligations                             (477,842)      (478,236)
     Net repayments (advances) of affiliates and others               (266,763)        (4,610)
     Deferred stock offering costs                                     128,322           --
     Proceeds from initial public offering                           3,644,587           --
                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,029,766        170,511
                                                                   -----------    -----------
Net decrease in cash                                                  (204,956)      (113,416)
Cash, Beginning of year                                                281,625        221,484
                                                                   -----------    -----------
Cash, End of period                                                $    76,669    $   108,068
                                                                   ===========    ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements


                                       (3)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10- KSB for the fiscal year ended September 27, 1998. Operating results for the thirteen and thirty-nine week periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 29, 1999.

2.   ACCOUNTING PERIOD
     -----------------
     The Company reports on a 52/53 year. For fiscal 1999 the Company changed its period end day from Sunday to Wednesday in order to facilitate better cost controls and streamline its reporting systems. As a result, the first thirty- nine weeks of fiscal 1999 include three additional days of revenues and expenses when compared to fiscal 1998. The net effect of which had no material effect on the revenues and expenses reported in the period ended June 30, 1999.

3.   LONG-TERM DEBT
     --------------
     In October 1997, the Company obtained $1,000,000 in a secured loan from two entities. The loan bears interest at 10% per annum, payable quarterly and matures September 30, 1999. The loan is guaranteed by a principal stockholder of the Company and the guarantee is secured by a pledge of 200,000 shares of common stock held by such stockholder.

     Additionally, as partial consideration for the loan, the Company granted to the entities warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share expiring in October 2002. The issuance of these warrants gave rise to an original issue discount which has been valued at $482,000. As of June 30, 1999 $77,085 of original issue discount expense remains to be amortized.

     In October 1997, the Company issued to Mr. Cretella a promissory note in the original principal amount of $720,405 which bears interest at the rate of 10% per annum. Interest is payable in monthly installments of $6,003, with the outstanding principal balance payable in November 2002 upon maturity of the note. On December 30, 1998, Mr. Cretella converted the $720,405 of indebtedness owed to him by the Company into 144,081 shares of Series A Preferred Stock. As further inducement to Mr. Cretella to convert the debt to equity the Company also issued to Mr. Cretella 72,040 warrants to

                                       (4)
     purchase the Company's Common Stock at $6.00 per share. The Company incurred a, one time, non-cash interest charge of $30,257 representing the original issue discount relating to the warrants issued to Mr. Cretella. The Company received a fairness opinion with respect to this transaction.

4.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     For the calculation of the net income (loss) per share for the thirteen and thirty-nine weeks ended fiscal 1999 and 1998, all of the Company options and warrants are excluded for basic and diluted net income (loss) per share as they are anti-dilutive; however, 144,081 shares of Series A Preferred Stock were included in the diluted net income per share calculation for the thirteen weeks ended June 30, 1999.

5.   PREFERRED STOCK
     ---------------

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


                                       (5)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-QSB are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks related to the opening of new restaurants, including capital requirements, continued popularity of existing and new restaurants, seasonality and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward- looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

RESULTS OF OPERATIONS

     Sales for the thirty-nine weeks ended June 30, 1999 were $12,787,211, an increase of $3,576,595 or 38.8%, as compared to $9,210,616 for the thirty-nine weeks ended June 28, 1998. The Company's sales for the thirteen weeks ended June 30, 1999 were $6,687,053, an increase of $1,367,877 or 25.7%, as compared to
$5,319,176 for the thirteen weeks ended June 28, 1998. The increase in sales for both the thirteen week period and thirty-nine week period was primarily due to the addition of AMERICAN PARK , which opened in the middle of the third quarter of fiscal 1998, and increased sales at THE BOATHOUSE. AMERICAN PARK'S sales during the thirteen and thirty-nine weeks ended June 30, 1999 were $1,418,257 and $2,761,890 respectively. Beginning in fiscal 1999, the Company changed its period end from Sunday to Wednesday the result of which added three additional days of sales into the thirty-nine weeks ended June 30, 1999 when compared to the thirty-nine weeks ended June 28, 1998. A total of $214,773 in sales were generated by the additional three days included in the thirty-nine weeks ended June 30,1999.

     Cost of sales for the thirty-nine weeks ended June 30, 1999 were $7,666,154 or 60% of sales as compared to $6,443,162 or 69.9% of sales for the thirty-nine weeks ended June 28, 1998. Cost of sales for the thirteen weeks ended June 30, 1999 were $3,810,784 or 57% of sales as compared to $3,485,164 or 65.5% of sales for the thirteen weeks ended June 28, 1998. The decrease in the cost of sales relative to overall sales can be attributed to the Company's tightening of purchasing specifications and the implementation of menu changes and labor cost controls at all of the units, which were initiated in the fourth quarter of fiscal 1998.

                                       (6)

     As a result of the foregoing, gross profit for the thirty-nine weeks ended June 30, 1999 was $5,121,057 or 40% of sales as compared to $2,767,454 or 30% of sales for the thirty-nine weeks ended June 28, 1998, an increase of $2,353,603 or 85%. Gross profit for the thirteen weeks ended June 30, 1999 was $2,876,269 or 43.0% of sales an increase of $1,042,257 or 56.8% as compared to $1,834,012 or 34.5% of sales for the thirteen weeks ended June 28, 1998.

     Operating and administrative expenses for the thirty-nine weeks ended June 30, 1999 were $4,921,080 or 38.5% of sales as compared to $4,454,435 or 48.4% of sales for the thirty-nine weeks ended June 28, 1998. Operating and administrative expenses for the thirteen weeks ended June 30, 1999 were $2,309,135 or 34.5% of sales as compared with $2,093,900 or 39.4% of sales for the thirteen weeks ended June 28, 1998. For the thirteen and thirty-nine weeks ended June 30,1999 operating and administrative expenses increased by $466,645 and $215,235 respectively, primarily as a result of the operation of AMERICAN PARK which opened in the middle of the third quarter of fiscal 1998. The decrease in operating and administrative expenses relative to overall sales during the thirteen and thirty-nine week periods ended June 30, 1999, can be attributed to operating efficiencies accomplished through contract negotiations with significant vendors, reduction in corporate overhead and the overall increase in revenues generated.

     Other expenses for the thirty-nine weeks ended June 30, 1999 were $817,046, an increase of $57,681 or 7.6%, as compared to $759,365 for the thirty-nine weeks ended June 28, 1998. Other expenses for the thirteen weeks ended June 30, 1999 were $361,299, an increase of $17,303 or 5%, as compared to $343,996 for the thirteen weeks ended June 28, 1998. Other expenses for the thirty-nine weeks ended June 30, 1999 consisted of $315,320 of barter expense as compared to $405,417 in fiscal 1998. The decrease in barter expense, however, was offset by an increase in interest expense related to charges of $231,255 for an original issue discount resulting from the issuance of the Kayne Anderson warrants and $30,257 for an interest charge resulting from the issuance of the Cretella warrants.

     As a result of the foregoing, net loss amounted to $617,069 or $.18 per share for the thirty-nine weeks ended June 30, 1999, as compared to a net loss of $2,446,346 or $.82 per share for the thirty-nine weeks ended June 28, 1998. For the thirteen weeks ended June 30, 1999, net income amounted to $205,835 or $.06 per share, as compared to a net loss of $603,884 or $.17 per share for the thirteen weeks ended June 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at June 30, 1999, the Company had a working capital deficit of $3,214,941), due to, among other things, costs associated with development, opening and start-up costs of AMERICAN PARK and PARK VIEW at THE BOATHOUSE and building a corporate infrastructure sufficient to support the Company's operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the thirty-nine weeks ended June 30, 1999, net cash decreased by $113,416. Net cash during the thirty-nine weeks ended June 30, 1999 provided by operating activities was $286,635 and net cash used in investing activities was $570,562, relating primarily to the additional catering space

                                       (7)
at LUNDY'S, the renovation of the indoor dining space at THE BOATHOUSE, the addition of outdoor catering space at AMERICAN PARK, expansion of the Company's offices, and investment in the Company's management information systems in connection with Year 2000 requirements. The net increase in cash from financing activities was $170,511.

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

     In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P., affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly, and were originally due May 31, 1999. Upon an event of default under the loans, the interest rate increases to 15% per annum and the Company would be required to pay to Kayne Anderson 50% of the operating profits from AMERICAN PARK on a monthly basis until the loan is fully repaid. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. The Company will incur a non-cash interest charge of $482,000 representing the original issue discount relating to the KA Warrants issued to Kayne Anderson, over the life of the promissory notes. In connection with the loan, the Company agreed to use its best efforts to cause a representative designated by Kayne Anderson, to be elected to the Company's Board of Directors. Kenneth Harris has been elected a director as Kayne Anderson's initial designee. In August 1998, the Company and Kayne Anderson agreed to amend the loan agreement to extend the maturity date of the loans to September 30, 1999. Under the terms of the amendment the Company agreed to pay 50% of THE BOATHOUSE operating profits rather than 50% of AMERICAN PARK operating profits if the Company failed to repay the loan by September 30, 1999.

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

     On November 19, 1998 the Company's Board of Directors authorized the designation of 150,000 shares of a series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend

                                       (8)
payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

     In December 1998, Frank Cretella converted $720,405 of indebtedness owed by the Company to him into shares of Series A Preferred Stock at the ratio of one share of Series A Preferred Stock for each $5.00 of indebtedness outstanding. As an inducement to Mr. Cretella to convert the debt to equity, the Company also issued Mr. Cretella 72,040 warrants to purchase the Company's Common Stock at $6.00 per share. The Company incurred a, one time, non-cash interest charge of $30,257 representing the original issue discount relating to the warrants issued to Mr. Cretella.

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

YEAR 2000

     The Company has evaluated and is in the process of updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. In accordance with the Company's Y2K plan, the Company's information technology ("IT") systems were substantially compliant as of June 30th, 1999. The Company is still reviewing several of the system changes made to ensure the continued reliability and compliance of

                                       (9)
its IT systems. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

     The Company has begun to assess the compliance of its non-IT systems. It is anticipated that these systems will be compliant by December 31, 1999.

     The Company has addressed year 2000 compliance with its major customers and service providers and anticipates that those key vendors and service providers who are not yet compliant will be prior to calendar year end.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27  Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the thirty-nine weeks ended June 30, 1999.

                                      (11)

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                                   Signatures



     In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TAM RESTAURANTS, INC.
                                           ---------------------
                                               (Registrant)



        Dated: August 16, 1999             /S/ FRANK CRETELLA
                                           ------------------
                                           Frank Cretella
                                           President and Chief Executive Officer



        Dated: August 16, 1999             /S/ ANTHONY B. GOLIO
                                           --------------------
                                           Anthony B. Golio
                                           Vice President


                                      (12)