Form 10KSB
period 1999-09-29
TAM RESTAURANTS INC
filed 2000-01-12
CIK 1048796

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 1999

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

The Issuer's revenues for the fiscal year ended September 29, 1999 were $19,192,882.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates was approximately $5,254,500, as at the close of business on September 30, 1999.


The number of shares of Common Stock outstanding as of December 31, 1999 was 3,503,000.

Documents incorporated by reference:  None

                             TAM RESTAURANTS, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS


PART I

         ITEM 1.  Description of the Business ................................ 1

         ITEM 2.  Description of Property .................................... 9

         ITEM 3.  Legal Proceedings ..........................................10

         ITEM 4.  Submission of Matters to a Vote of Security
                    Holders ..................................................10

PART II

         ITEM 5.  Market for Common Equity and Related Stockholder Matters ...11

         ITEM 6.  Management's Discussion and Analysis of Plan of Operation ..11

         ITEM 7.  Financial Statements .......................................15

         ITEM 8.  Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure ......................15

PART III

         ITEM 9.  Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act ........................15

         ITEM 10.  Executive Compensation ....................................18

         ITEM 11.  Principal Stockholders ....................................21

         ITEM 12.  Certain Transactions ......................................23

         ITEM 13.  Exhibits, List and Reports on Form 8-K.....................25

         Signatures ..........................................................26

         Consolidated Financial Statements...................................F-1

PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

         The Company operates LUNDY BROS. RESTAURANT ("LUNDY'S), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, THE BOATHOUSE IN CENTRAL PARK ("THE BOATHOUSE"), a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park, and AMERICAN PARK AT THE BATTERY ("AMERICAN PARK"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark.

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

         DESIGN, DECOR AND ATMOSPHERE

         LUNDY'S interior has been designed with a contemporary decor, rich polished woods and granite surfaces, accented with copper, pottery, brushed-stainless steel and earth tones, to impart "Old World" elegance and comfort. LUNDY'S offers guests several seating selections in its multi-level interior, which

433214.3
consists of an expansive, high-ceiling main dining area; a large upstairs dining room which is also used for special events and to cater private functions; a mezzanine level cigar room which overlooks the main dining area; and a 30-foot long oyster and beverage bar; as well as outdoor seating.

         FACILITY OPERATIONS

         LUNDY'S occupies approximately 18,000 square feet and has a seating capacity of approximately 730 seats. LUNDY'S is open for lunch and dinner, seven days a week. On Sunday the restaurant features a Brunch Buffet from 11:00 am to 3:00pm.

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

         OTHER ATTRACTIONS

         THE BOATHOUSE incorporates the following additional attractions:

         -- COCKTAIL AREA. The cocktail area offers full bar service at an approximately 21-foot long bar with waitress service and features a jazz band performing five nights a week. As a result of the renovations to THE BOATHOUSE facility the cocktail area was increased its capacity to 200 persons, including 150 seats, and is open from March through early November.

         -- THE BOATHOUSE EXPRESS. THE BOATHOUSE EXPRESS is a cafeteria-style convenience counter which serves specialty sandwiches, salads, baked goods and juices, as well as standard fast-food items, such as hamburgers, hotdogs, french fries and sodas. THE BOATHOUSE EXPRESS has indoor and outdoor seating available for approximately 75 persons year round.

         -- CARTS AND KIOSKS. Approximately six to eight free standing carts and kiosks are strategically located on the facility's grounds offering a variety of food and beverage items, such as fresh fruit drinks, New York-style pretzels, pita sandwiches and espresso and cappuccino, from early March to early November.

         -- ROWBOAT AND BICYCLE RENTALS AND VENETIAN GONDOLA RIDES. Approximately 110 rowboats are available for rental by the hour on the Central Park lake and approximately 120 bicycles are available for rental by the hour or day from early March to early November. Additionally, Venetian gondola rides on the lake are available from early March to early November.

         -- MERCHANDISE COUNTER. The merchandise counter carries a variety of THE BOATHOUSE and other Central Park and New York City themed merchandised, including T-shirts, sweatshirts, hats and coffee mugs, as well as sundry items.

         -- SHUTTLE BUS. THE BOATHOUSE operates a shuttle bus which transports guests between the facility and the Fifth Avenue and 72nd Street entrance to Central Park. The shuttle bus runs when the PARK VIEW restaurant is opened for dinner and during special events at the catering pavilion.

         The Company operates THE BOATHOUSE pursuant to a 15-year license agreement with the City of New York Department of Parks and Recreation (the "Parks Department"). Pursuant to the license agreement, the Company is required to pay a fee to the Parks Department each license year (June 30 through the following June 29) equal to the greater of (i) $90,000 (which increased to $95,000 per year on June 30, 1999) or (ii) the sum of 13% of gross revenue from food and merchandise sales and 16% of gross revenues (which increased to 17% on June 30, 1999) from rowboat and bicycle rentals. The Company is required to maintain certain minimum levels of insurance with respect to the facility. The license agreement expires on June 29, 2000, provided that the Parks Department may terminate the license upon ten days written notice so long as the termination is not arbitrary or capricious. Revenues and profits generated by THE BOATHOUSE are material to the Company's overall performance. Consequently, the Company has been actively involved in negotiations for the renewal of the license agreement since the third quarter of fiscal 1999.


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

         The Company's long-term plans include seeking to capitalize upon the LUNDY'S name by marketing food and related products by mail and internet, such as chowders sauces, pies, cookbooks, lobster bibs, crackers and forks and "LUNDY'S" and "Brooklyn" themed T-shirts and other clothing items, hats, plates and coffee and beer mugs. In addition, in connection with its strategy, the Company may seek to open additional, high-volume landmark type restaurants as appropriate opportunities arise.

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

         During the years ended September 27, 1998 and September 29, 1999, LUNDY'S catered 210 and 305 private functions, respectively, and THE BOATHOUSE catered 298 and 297 private functions, respectively. In its first six months of operations during the year ended September 27, 1998, AMERICAN PARK catered 89 private functions as compared with 200 private functions in its first full year of operation ended September 29, 1999.

         In April 1997, the Company entered into a five-year agreement with Bay Cruises, LLC ("Bay Cruises") to act as exclusive caterer for all entertainment cruises conducted by Bay Cruises from any location in the New York metropolitan area. Bay Cruises conducted entertainment cruises from its Sheepshead Bay dock from December 1996 through February 1998 when it ceased operation. In December 1998, the Company and Bay Casino, LLC ("Bay Casino"), the successor to Bay Cruises, renegotiated the terms of the catering agreement by extending the initial term of the agreement by a year with an option to the Company for an additional five-year extension. Further, under the new agreement, the Company will offer all beverage service in addition to food services on Bay Casino's vessels. The Company will pay Bay Casinos a license fee of 15% of all food sales and 25% of all beverage sales generated from the agreement. The Company will not receive any revenues from such agreement unless and until Bay Casino resumes operation of such cruises. On July 8, 1999, Bay Casino resumed operation under a limited capacity ruling by the City of New York which limits the boat's passenger count to 200 per cruise. Given the current capacity limitation the Company does not expect to generate any significant revenues or profits from this limited operation. Bay Casino has been working with the City of New York to increase its limitation of passengers to match the boat's marine capacity of
600. Bay Casino believes it will be able to increase its capacity to 325 per cruise in the first quarter of 2000 and ultimately 600 in late 2000 or early 2001.


ADVERTISING AND MARKETING

     The Company employs a marketing strategy that seeks continuous visibility and name recognition through the use of local radio, print and billboard advertisements, as well as community events, for each restaurant. The Company contracts with public relations and advertising agencies to more effectively coordinate its advertising efforts. The Company also publishes and distributes a newsletter which apprizes readers of upcoming events at the Company's restaurants and recent celebrity guests, answers guests' food, wine and restaurant etiquette questions and provides recipes.

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

         The Company previously entered into a settlement agreement with Sheepshead Restaurant Associates, Inc. ("Sheepshead") to settle a dispute relating to LUNDY'S trademark. As part of the settlement, Sheepshead agreed to dismiss its petition for cancellation of the LUNDY'S trademark registration previously granted to the Company. Additionally, the Company obtained all of Sheepshead's alleged rights to the LUNDY'S marks and any goodwill associated therewith. In consideration, the Company issued to the four principal stockholders of Sheepshead an aggregate of 22,056 shares of unregistered common stock and warrants to purchase an aggregate of 5,516 shares of common stock. The Company further agreed (i) to pay a fee of $10,000 to Sheepshead upon the opening, by the Company, of certain new restaurants with a seating capacity of up to 150 persons, (ii) to open a new restaurant utilizing the LUNDY'S name by September 1999, and (iii) to pay Sheepshead .75% of gross revenues in excess of a minimum threshold (as determined by the seating capacity of the restaurant) earned by any new restaurant established by the Company that utilizes the LUNDY'S name. The settlement agreement further provides that if the Company is unable to meet the requirement set forth in (ii) above, the rights claimed by Sheepshead to the LUNDY'S trademark and acquired by the Company revert back to Sheepshead. In November 1999, Sheepshead granted the Company a one year extension on the requirement to open a new restaurant using the LUNDY'S name.

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


EMPLOYEES

         As of September 29, 1999, the Company employed 481 persons, of whom 58 were in management and 423 were in non-management restaurant operations. Approximately 48 of those individuals were employed on a salary basis. The Company believes its employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 4,300 square feet of space in Staten Island, New York for its executive offices from Frank Cretella, Chief Executive Officer, President, a director and a principal stockholder of the Company. The annual rent payable under the lease is currently $60,000.00 and increases by 1.5% per annum in January of each subsequent calender year. The lease expires December 31, 2001.

The Company believes that this lease is on commercially reasonable terms. In May 1999, the Company expanded its office space by 1,800 square feet to the current 4,300 square feet, in order to accommodate the Company's expansion.

         The Company leases 17,505 square feet of space in Sheepshead Bay, Brooklyn, New York, where LUNDY'S is located pursuant to a lease which expires in 2014. The current annual rent payable under the lease is $318,506 during 1999. In December 1998 the Company completed renovations to one of the second floor dining rooms making it better suited for handling private functions and catering. This added 1,000 sq. ft. of space to the lease. The Company will began paying annual rent of $16,296 on this addition space in march 1999. Upon the expiration of the lease, the Company has two 10-year renewal options.

         The Company leases an approximately 6,000 sq. ft. warehouse in Bayonne, New Jersey, from Leisure Time Services, Inc., a company wholly-owned by Jeanne Cretella, Vice President, a director and a principal stockholder of the Company. The annual rent payable under the lease is currently $30,907 and Increases by 1.5% per annum in January of each subsequent calendar year. The lease expires in December 2001. The Company believes that this lease is on commercially reasonable terms. In December 1998, the Company agreed to sublease 1,000 sq. ft. of the Bayonne warehouse to KA Industries for a rent of $740.83 per month. The sublease is a month to month lease terminable upon 120 days notice by either party. KA Industries is a wholly owned subsidiary of Kayne Anderson Investment Management, Inc., an affiliate of a principal stockholder of the Company. The Company believes that this sublease is on commercially reasonable terms.

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

         On or about July 13, 1998, an action was brought against the Company by Acme Management ("Acme") in the Supreme Court of the State of New York, County of Richmond, alleging that the Company owes to Acme $337,500 for "money had and received." It is believed that this claim relates to a dispute between Acme and a non-party which made a loan to the Company, which has since been repaid and/or converted to equity. In December 1999 the action was dismissed without any payment by the Company to Acme Management or any other party.

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

                  On May 28, 1999, at the Company's Annual Meeting of Shareholders, the shareholders approved an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 525,000 to 1,250,000.

                  On May 28, 1999, at the Company's Annual Meeting of Shareholders, the shareholders elected the Company's six directors for a term expiring at the Annual Meeting of Shareholders to be held in 2000.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbols "TAMR" and "TAMRW", respectively. The Company's Registration Statement (SEC No. 333- 39937) registering the Common Stock and Warrants was declared effective by the Securities and Exchange Commission on February 10, 1998 and trading in the securities commenced on February 10, 1998. The Common Stock was offered and sold to the public at $5.00 per share, and the Warrants were offered and sold at $.10 per Warrant. The high and low closing bid price for the Common Stock below reflects the quotations for the period in which trading in the Common Stock took place.

         YEAR ENDED SEPTEMBER 29, 1999                    HIGH          LOW
         -----------------------------                    ----          ---
         First Quarter Ended December 31, 1998            $2 1/4        $1.95
         Second Quarter Ended March 31, 1999              $2.63         $1.94
         Third Quarter Ended June 30, 1999                $2.50         $1.16
         Fourth Quarter Ended September 30, 1999          $1.50         $1.00

         As of December 31, 1999 there were 3,503,000 shares of Common Stock outstanding and held of record by approximately 53 stockholders. In addition, the Company believes that there are in excess of

300 beneficial owners of the Common Stock and Warrants whose shares are held of record or in "street name".


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995: The statements which are not historical facts contained in the Management's Discussion and Analysis of Plan of Operation and elsewhere in this report on Form 10-KSB are forward- looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks related to the opening of new restaurants, including capital requirements, continued popularity of existing and new restaurants, seasonality and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe". "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


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

RESULTS OF OPERATIONS

         YEAR ENDED SEPTEMBER 29, 1999 COMPARED TO YEAR ENDED SEPTEMBER 27, 1998

         Sales for the fiscal year ended September 29, 1999 ("fiscal 1999") were $19,192,882, an increase of $2,989,990, or 18.5%, as compared to $16,202,892 for the year ended September 27, 1998 ("fiscal 1998"). The increase in sales is attributable to a general increase in revenues at all locations and especially the addition of a full years revenues at AMERICAN PARK (which opened in May
1998). The Company's food, liquor and other revenues accounted for 72.3%, 23.2% and 4.5% of sales respectively for fiscal 1999 and 74.1%, 18% and 7.9% of sales, respectively, for fiscal 1998.

         Cost of sales for fiscal 1999 were $9,693,879, a decrease of $505,979 or 4.96%, as compared to $10,199,858 for fiscal 1998. The decrease in cost is attributable to significant changes the Company instituted in the way it operates its restaurants including management changes at LUNDY'S and AMERICAN PARK, a tightening of purchasing specifications, and the implementation of menu changes and stringent labor cost controls at all of the units. These programs were continued in fiscal 1999 and have become part of the basic operating philosophy of the Company.

         Gross profit for fiscal 1999 was $9,499,003 or 49.5% of sales, as compared to $6,003,034 or 37.0% of sales for fiscal 1998. The increase in gross profit is attributable to significant changes the Company instituted in the way it operated its restaurants including management changes at LUNDY'S and AMERICAN PARK, a tightening of purchasing specifications, and the implementation of menu changes and stringent labor cost controls at all of the units. These programs were continued in fiscal 1999 and have become part of the basic operating philosophy of the Company.

         Operating and administrative expenses for fiscal 1999 were $7,565,710 or 39.4% Of sales, as compared to $6,540,842 or 40.4% of sales for fiscal 1998. Operating and administrative expenses for fiscal 1999 were higher primarily as a result of the increased costs associated with being a public company, and the costs associated with a full year's operation of AMERICAN PARK. Additionally, in fiscal 1998 the company reduced operating and administrative expenses by $81,895 through management income fee received under the Company's operating agreement with American Leisure. In fiscal 1999 no management fee income was received or charged.

         Other expenses for fiscal 1999 were $1,086,323, a decrease of $121,640 or 10.1%, as compared to $1,207,963 for fiscal 1998. Other expenses for fiscal 1999 consisted of $262,673 of interest expense, $485,053 of barter expense, a non-recurring, non-cash charge of $308,083 relating to the original issue discount associated with a $1,000,000 loan provided to the Company by Kayne Anderson (defined below) and a non-recurring, non-cash charge of $30,257 associated with warrants issued to Frank Cretella, the Company's president, director and principal stockholder, in conjunction with Mr. Cretella's conversion of a note due him by the Company into preferred stock (defined below). Other expenses for fiscal 1998 consisted of $380,716 of interest expense, $653,587 of barter expense and a non-recurring, non-cash charge of $173,660 relating to the original issue discount associated with a $1,000,000 loan provided to the company by Kayne Anderson (defined below).

         As a result of the foregoing, loss from continuing operations for fiscal 1999 was $301,344 as compared to a loss from continuing operations of $2,229,202 for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at September 29, 1999, the Company had a working capital deficit of $1,854,141), due to, among other things, costs associated with development, opening and start-up costs of AMERICAN PARK and Park View at THE BOATHOUSE and building a corporate infrastructure sufficient to support the Company's proposed expanded operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

         During fiscal 1999, net cash decreased by $138,670. Net cash provided by operating activities was $783,862, compared to a net use of $2,332,461 in fiscal 1998. This increase was primarily related to a decrease in net loss by the Company of approximately $2,000,000 and increased depreciation and amortization of approximately $550,000. Net cash used in investing activities was $741,616, relating to the acquisition of furniture, fixtures and equipment primarily at each of the Company's restaurants, expansion of the Company's offices and investment in the Company's computer systems and software. Net cash used in financing activities was $180,916, relating primarily to the repayment of debt of $171,000 advances to affiliates and others of approximately $605,000, Preferred Stock dividends paid of $54,000, offset by proceeds from barter advances of 650,000.

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

         In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P., affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly, and are due May 31, 1999. Upon an event of default under the loans, the interest rate increases to 15% per annum and the Company would be required to pay to Kayne Anderson 50% of the operating profits from AMERICAN PARK on a monthly basis until the loan is fully repaid. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. The Company will incur a non-cash interest charge of $482,000 representing the original issue discount relating to the promissory notes issued to Kayne Anderson over the life of the promissory notes. In connection with the loan, the Company agreed to use its best efforts to cause a representative designated by Kayne Anderson to be elected to the Company's Board of Directors. Kenneth Harris has been elected a director as Kayne Anderson's initial designee. In August 1998, the Company and Kayne Anderson agreed to amend the loan agreement to extend the maturity date of the loans to September 30, 1999. Under the terms of the amendment the Company agreed to substitute 50% of THE BOATHOUSE operating profits for 50% of AMERICAN PARK operating profits if the Company failed to repay the loan by September 30, 1999. On January 11, 2000, the Company and Kayne Anderson agreed to provide for a refinancing thus waiving the effect of default of the existing loans into new long-term loans aggregating an equal or larger amount. The new loans will not be due prior to October, 2000 at the earliest. The definitive agreements for the new loan have been negotiated and are anticipated to be executed in the next few weeks.

         In February 1998, the Company consummated an initial public offering ("the Public Offering") of 1,000,000 shares of Common Stock and 500,000 Warrants for gross proceeds of $5,050,000. After payment of the underwriters discounts and commissions and expenses of the Public Offering, net proceeds realized by the Company were $3,637,249.

         At the end of fiscal 1998 the Company had used its public offering proceeds to fund operating losses, replenish working capital, construct american park and renovate THE BOATHOUSE. The Company will need to raise additional capital to implement its expansion plans. The Company is in the process of finalizing negotiations to secure a direct equity investment of at least $3,000,000 through the sale of authorized and unissued treasury common stock. The Company is also in the final stages of negotiating long-term loans to provide financing for the construction of additional LUNDY restaurants in the metropolitan New York City area. The definitive agreements for both the equity sale and the long-term financing have been negotiated and are anticipated to be executed in the next few weeks.


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

         In December 1998, Frank Cretella converted $720,405 of indebtedness owed by the Company to him into shares of Series A Preferred Stock at the ratio of one share of Series A Preferred Stock for each $5.00 of indebtedness outstanding. As an inducement to Mr. Cretella to convert the debt to equity, the Company also issued Mr. Cretella 72,045 warrants to purchase the Company's Common Stock at $6.00 per share.

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

YEAR 2000

         By September 1999, the Company had carefully reviewed and upgraded all of its management and information systems, using outside firms specializing in networking, telecommunications, point-of-sale systems, accounting software and associated products, in an effort to minimize any impact of the year 2000. The Company has also received year 2000 readiness statements from all of its key suppliers, vendors and support companies. To date the Company has not experienced any difficulties with any of its systems or operations related to the year 2000. The Company is monitoring the situation carefully and at this time, management believes that the impact of the year 2000 will have no material effect on its operations or financial results.

INFLATION

         The effect of inflation on the Company has not been significant during the last two fiscal years.


ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company appear herein following Item 13 below. Commencing on Page F-1

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES










                                               CONSOLIDATED FINANCIAL STATEMENTS
                           YEARS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 29, 1999

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                                                        CONTENTS
--------------------------------------------------------------------------------



                                                                             2
        INDEPENDENT AUDITORS' REPORT                                         3


        CONSOLIDATED FINANCIAL STATEMENTS:
           Balance sheet                                                     4
           Statements of operations                                          5
           Statements of changes in stockholders' equity                     6
           Statements of cash flows                                          7
           Notes to consolidated financial statements                     8-26


                                                                               2

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
TAM Restaurants, Inc.
Staten Island, New York


We have audited the accompanying consolidated balance sheet of TAM Restaurants, Inc. and Subsidiaries as of September 29, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TAM Restaurants, Inc. and Subsidiaries as of September 29, 1999, and the results of their operations and their cash flows for each of the two years in the period ended September 29, 1999, in conformity with generally accepted accounting principles.





BDO Seidman, LLP
New York, NY

December 29, 1999 except for Note 7(b)
  which is as of January 11, 2000



                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET

================================================================================
September 29, 1999
--------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash                                                             $    82,814
   Accounts receivable - net of allowance for doubtful
         accounts of $15,000                                            731,362
   Inventory                                                            300,931
   Prepaid expenses and other                                           309,792
   Due from affiliates                                                  448,124
-------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                          1,873,023
PROPERTY AND EQUIPMENT - NET                                          5,900,942
OTHER ASSETS                                                            539,064
NOTE RECEIVABLE - AFFILIATE                                              63,962
-------------------------------------------------------------------------------
                                                                    $ 8,376,991
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                $   154,977
   Current portion of loans payable, related parties                     92,377
   Current portion of capitalized lease obligations                      97,539
   Accounts payable                                                   1,551,760
   Contract deposits payable                                            421,066
   Accrued expenses and other                                         1,409,445
-------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                     3,727,164
-------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
   Deferred rent expense                                                352,301
   Long-term debt - net of current portion                               29,604
   Loans payable, related parties - net of current portion            1,193,115
   Capitalized lease obligations - net of current portion               115,655
   Barter advances - net of current portion                             417,880
-------------------------------------------------------------------------------
        TOTAL LONG-TERM LIABILITIES                                   2,108,555
-------------------------------------------------------------------------------
        TOTAL LIABILITIES                                             5,835,719
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
    1,000,000 shares authorized;
    144,081 shares issued and
      outstanding (redemption value $720,450)                                14
   Common stock, $.0001 par value,
    19,000,000 shares authorized;
    3,503,000 shares issued and
      outstanding                                                           350
   Additional paid-in capital                                         7,977,623
   Accumulated deficit                                               (5,436,715)
-------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                    2,541,272
-------------------------------------------------------------------------------
                                                                    $ 8,376,991
===============================================================================

                    See accompanying notes to consolidated financial statements.



                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                             Year ended
                                                   -----------------------------
                                                   September 27,   September 29,
                                                       1998           1999
-------------------------------------------------------------------------------
Sales                                              $ 16,202,892    $ 19,192,882
Cost of sales                                        10,199,858       9,693,879
-------------------------------------------------------------------------------
        Gross profit                                  6,003,034       9,499,003
-------------------------------------------------------------------------------
Operating and administrative expenses                 6,540,842       7,565,710
Depreciation and amortization expense                   553,431       1,148,314
-------------------------------------------------------------------------------
        Total operating expenses                      7,094,273       8,714,024
-------------------------------------------------------------------------------
        Income (loss) from operations                (1,091,239)        784,979
-------------------------------------------------------------------------------
Other expenses:
   Interest expense                                     380,716         292,930
   Original issue discount amortization                 173,660         308,340
   Barter expense                                       653,587         485,053
-------------------------------------------------------------------------------
        Total other expenses                          1,207,963       1,086,323
-------------------------------------------------------------------------------
Net loss                                           $ (2,299,202)   $   (301,344)
===============================================================================
Net loss per common share - basic and diluted      $       (.73)   $       (.10)
===============================================================================
Weighted average number of common shares
     outstanding - basic and diluted                  3,129,426       3,503,000
===============================================================================

                    See accompanying notes to consolidated financial statements.


                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================

 YEARS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 29, 1999
--------------------------------------------------------------------------------



                                       Preferred stock              Common Stock         Additional
                                 -------------------------     ---------------------       paid-in      Accumulated
                                     Shares      Amount         Shares        Amount       capital        deficit
------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1997             --     $      --       2,500,000   $       250   $ 3,107,796   $(2,782,142)
Initial public offering of
   common stock                         --            --       1,000,000           100     3,637,149          --
Warrants issued in connection
   with debt                            --            --            --            --         482,000          --
Exercise of warrants                    --            --           3,000          --              30          --
Net loss                                --            --            --            --            --      (2,299,202)
------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1998             --            --       3,503,000           350     7,226,975    (5,081,344)
Issuance of preferred stock on
   debt conversion                   144,081            14          --            --         720,391          --
Value of five year warrants
   issued on debt conversion            --            --            --            --          30,257          --
Preferred stock dividends paid          --            --            --            --            --         (54,027)
Net loss                                --            --            --            --            --        (301,344)
------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 29, 1999          144,081   $        14     3,503,000   $       350   $ 7,977,623   $(5,436,715)
==================================================================================================================

                    See accompanying notes to consolidated financial statements.


                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                       Year ended
                                                            -------------------------------
                                                            September 27,     September 29,
                                                                 1998             1999
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(2,299,202)   $  (301,344)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Depreciation and amortization expense                     553,431      1,148,314
        Deferred rent expense                                      47,633         80,132
        Amortization of warrants issued on debt conversion           --           30,257
        Amortization of original issue discount                   173,660        308,340
        Deferred income                                            (1,819)        (6,000)
        Increase in allowance for doubtful accounts                15,000           --
        (Increase) decrease in:
           Accounts receivable                                   (388,154)       (70,840)
           Inventory                                             (177,052)        80,827
           Prepaid expenses and other                              16,641         39,633
           Other assets                                          (552,051)      (233,818)
        Increase (decrease) in:
           Accounts payable                                       439,879        589,057
           Contract deposits payable                              106,983         50,774
           Accrued expenses                                      (267,410)      (931,470)
----------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES                        (2,332,461)       783,862
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                       (1,982,934)      (741,616)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (advances) repayments of officer's loans                     7,330        (24,833)
   Loans receivable                                                (3,060)          --
   Proceeds from long-term debt and warrants                    1,000,000           --
   Principal payments on long-term debt
      and capitalized lease obligations                          (516,211)      (170,682)
   Repayments (advances) from affiliates and others                 1,594       (581,374)
   Preferred stock dividend paid                                     --          (54,027)
   Deferred stock offering costs                                  128,322           --
   Proceeds from barter advances                                     --          650,000
   Net proceeds from initial public
      offering of common stock                                  3,637,249           --
   Proceeds from exercise of warrants                                  30           --
----------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                         4,255,254       (180,916)
----------------------------------------------------------------------------------------
NET DECREASE IN CASH                                              (60,141)      (138,670)
CASH, BEGINNING OF YEAR                                           281,625        221,484
----------------------------------------------------------------------------------------
CASH, END OF YEAR                                             $   221,484    $    82,814
========================================================================================

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

                      The Company reports on a 52/53 week year. For fiscal 1999 the Company changed its period end day from Sunday to Wednesday in order to facilitate better cost controls and streamline its reporting systems. As a result, fiscal 1999 includes three additional days of revenues and expenses when compared to fiscal 1998. The change had no material effect on the revenues and expenses reported in fiscal 1999.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



                      REVENUE RECOGNITION

                      Revenue is recognized at the point of sale.

                      INVENTORY

                      Inventory is stated at the lower of cost, first-in, first-out, or market. Inventory consists of items used in operations and items held for resale.

                      PROPERTY AND EQUIPMENT

                      Property and equipment are carried at cost. Depreciation of equipment, furniture and fixtures and amortization of leasehold improvements are provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:


                                                                      Years
                      ----------------------------------------------------------
                      Transportation equipment                          5
                      Furniture and fixtures                           5-7
                      Equipment                                        5-10
                      Leasehold improvements             Remaining life of lease
                      ==========================================================



                      Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                      TRADEMARKS

                      The name Lundy Bros. (registered July 9, 1996) and the logo F.W.I.L. (registered December 17, 1996) are registered with the United States Patent and Technical Office. Each registration will remain in force for 10 years, subject to the filing of a Declaration of Continuing Use between the fifth and sixth anniversaries of the registration date. Included in other assets at September 29, 1999 is $111,318 of net trademark costs.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                      INCOME TAXES

                      The Company accounts for its income taxes using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

                      RENT EXPENSE

                      The Company amortizes its rental space using the straight-line method over the life of the lease.

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

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                      NET EARNINGS (LOSS) PER SHARE

                      Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock opinions, warrants and conversion of preferred stock. Outstanding stock options, warrants and preferred stock were antidilutive during the years ended September 27, 1998 and September 29, 1999.

                      The components of basic and diluted loss per share were as follows:

                                                                    September 27,     September 29,
                      Year ended                                       1998               1999
                      ----------------------------------------------------------------------------
                      Net loss                                      $(2,299,202)       $(301,344)
                      Preferred stock dividends                               -          (54,027)
                      ----------------------------------------------------------------------------
                      Net loss available to common
                        stockholders                                $(2,299,202)       $(355,371)
                      ============================================================================

                      Weighted average number of common
                        shares outstanding - basic and diluted        3,129,426        3,503,000
                      ============================================================================
                      Net loss per share - basic and diluted       $       (.73)    $       (.10)
                      ============================================================================


                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

                      The carrying amount of financial instruments including cash, accounts receivable, accounts payable and short-term debt approximated fair value as of September 29, 1999 because of the relatively short maturity of these instruments. The carrying value of long-term debt approximates the fair value for similar debt issues based on quoted market prices or current rates offered to the Company for debt of the same maturities. Due to the unspecified payment terms, it was not practicable to estimate the fair value of amounts due from affiliates. The fair value of Barter advances due at September 29, 1999 was approximately $1,216,000.

                      STOCK-BASED COMPENSATION

                      The Company accounts for stock based compensation using the intrinsic value method as permitted by SFAS No. 123 and will account for such transactions in accordance with Accounting Principles Board ("APB") No. 25 and, as required by SFAS No. 123, will provide pro forma information regarding net income as if compensation costs for the Company's stock plan had been determined in accordance with the fair value method presented by SFAS No. 123.

                      LONG-LIVED ASSETS

                      The Company accounts for long lived assets under the provisions of SFAS No. 121 which requires, among other things, an impairment loss on assets to be held and gains or losses from assets that are expected to be disposed of to be included as a component of income from continuing operations before taxes on income.

                      RECENT ACCOUNTING STANDARDS

                      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the assessment of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not anticipate the new standard will have any effect on its financial statements.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================





2.    INVENTORY       Inventory consisted of:

                      September 29, 1999
                      ----------------------------------------------------------
                      Food and beverage                              $   211,316
                      Liquor                                              72,091
                      Paper                                                3,736
                      Retail merchandise                                  13,788
                      ----------------------------------------------------------
                                                                     $   300,931
                      ==========================================================


   3. PREPAID         Prepaid expenses and other consisted of:
      EXPENSES AND
      OTHER           September 29, 1999
                      ----------------------------------------------------------
                      Income taxes receivable                        $   143,782
                      Prepaid expenses                                   166,010
                      ----------------------------------------------------------
                                                                     $   309,792
                      ==========================================================


   4. PROPERTY AND    Property and equipment consisted of:
      EQUIPMENT
                      September 29, 1999
                      ----------------------------------------------------------
                      Transportation equipment and trailers          $   283,694
                      Furniture and fixtures                             490,161
                      Equipment                                        1,807,099
                      Leasehold improvements                           6,182,153
                      Assets acquired under capital leases               418,459
                      Computer software                                  186,561
                      ----------------------------------------------------------
                                                                       9,368,127
                      Less:  Accumulated depreciation and
                             amortization                              3,467,185
                      ----------------------------------------------------------
                                                                      $5,900,942
                      ==========================================================



                      Depreciation and amortization expense totaled $553,431 and $782,290 for the years ended 1998 and 1999, respectively.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


 5.   OTHER ASSETS    Other assets consisted of:


                      September 29, 1999
                      ----------------------------------------------------------
                      Trademarks, net of accumulated
                         amortization of $7,725                      $   121,817
                      Refundable rent security deposits                  165,548
                      Smallware, utensils, supplies                      143,738
                      Other                                              107,961
                      ----------------------------------------------------------
                                                                     $   539,064
                      ==========================================================



   6. ACCRUED         Accrued expenses and other consisted of:
      EXPENSES AND
      OTHER


                      September 29, 1999
                      ----------------------------------------------------------
                      Sales tax                                      $   209,770
                      Accrued rent and related taxes                     442,863
                      Barter advances, current portion                   343,051
                      Payroll, payroll taxes and benefits                350,781
                      Other                                               62,980
                      ----------------------------------------------------------
                                                                     $ 1,409,445
                      ==========================================================

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


  7.  BORROWINGS      The Company's loans outstanding consisted of:


                      September 29, 1999
                      ----------------------------------------------------------
                      Loan from related party (a)                    $   107,492
                      Loan payable from outside investment
                         firm bearing interest at 10% per
                         annum, payable quarterly, due
                         September 30, 1999 and subsequently
                         extended to October 2000 (see Note
                         10). An officer from the investment
                         firm is Chairman of the Board of
                         Directors. The loan is guaranteed
                         by a principal stockholder of the
                         Company and is secured by a pledge
                         of 200,000 shares of common stock
                         held by such stockholder. (b)                 1,000,000
                      Installment loan payable in 60 monthly
                         payments of $3,187 to Brooklyn
                         Union Gas Company, including
                         interest at a rate of 10% beginning
                         December 1, 1995. The loan is
                         collateralized by equipment with a
                         net book value of $127,500.                      41,950
                      Unsecured loans from private investors
                         bearing interest at rates from 8%
                         to 15% per annum, maturing at
                         various times through 2002.                     126,571
                      Unsecured loan payable from related
                         parties, bearing interest of 10% to
                         15%, due June 2000.                             178,000
                      Other                                               16,060
                      ----------------------------------------------------------
                                                                       1,470,073
                      Less:  Current portion due within one year         247,354
                      ----------------------------------------------------------
                      Long-term                                       $1,222,719
                      ==========================================================

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                      Maturities of long-term debt at September 29, 1999 are as follows:

                      ----------------------------------------------------------
                      2000                                         $   247,354
                      2001                                           1,116,232
                      2002                                               6,675
                      2003                                               2,953
                      2004                                               3,175
                      Thereafter                                        93,684
                      ----------------------------------------------------------
                                                                    $1,470,073
                      ==========================================================


                       -----------
                      (a) This loan is secured by the personal residence of a
                         stockholder. The mortgage bears interest at 7.25% and is payable in 360 monthly installments of $853, including interest and is due in 2024.
                      (b) Upon an event of default under this loan, the interest rate increases to 15% per annum and the Company would be required to pay to this related party 50% of the operating profits from American Park on a monthly basis until the loan is fully repaid. The Company was in default of this agreement, however, the default has been waived.


 8.   CAPITAL LEASE   The Company leases equipment and various leasehold
      OBLIGATIONS     improvements under capital obligations leases.
                      The assets acquired under capital leases have a cost of $418,459 and accumulated amortization of $228,679 as of September 29, 1999. Amortization of the leased assets is included in depreciation expense.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                      The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at September 29, 1999.



                      ----------------------------------------------------------
                      Payments for the year ending:
                         2000                                         $110,020
                         2001                                           75,166
                         2002                                           52,923
                         2003                                           11,574
                      ----------------------------------------------------------
                      Total minimum lease payments                     249,683
                      Less:  Amount representing interest               36,489
                      ----------------------------------------------------------
                      Present value of net minimum lease payments      213,194
                      Less:  Current portion                            97,539
                      ----------------------------------------------------------
                      Long-term lease obligations                     $115,655
                      ==========================================================



   9. COMMITMENTS AND The Company has entered into various lease and licensing
      CONTINGENCIES   agreements, which expire through 2016.

                      Certain of the Company's license and lease agreements require the payment of rent based on a percentage of gross receipts. Future minimum rental payments are approximately as follows:


                      Year ending September
                      ----------------------------------------------------------
                      2000                                           $   512,000
                      2001                                               453,000
                      2002                                               408,000
                      2003                                               399,000
                      2004                                               407,000
                      Thereafter                                       5,245,000
                      ----------------------------------------------------------
                                                                      $7,424,000
                      ==========================================================

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                      Rent expense, real estate taxes and common area charges for the years ended September 27, 1998 and September 29, 1999 totaled $1,566,893 and $1,937,507, respectively. TAM
                      Restaurant Group, Inc. has a license agreement with the Central Park Zoo. American Leisure (a related party owned by the Chief Executive Officer) has assumed the operation of the concession granted by such license agreement as a result of a restructuring. However, TAM Restaurant Group, Inc. was responsible as a primary concessionaire until October 1998 when the license expired. The license required payment of 39% of total sales as a licensing fee. Sales for the years ended September 27, 1998 and September 29, 1999, relating to this license amounted to $1,261,311 and $-0-, respectively.

                      TAM Restaurant Group, Inc. is currently being audited by New York State for sales and use taxes for the period December 1, 1989 to June 28, 1993. The Company has accrued $50,000 for additional taxes that may be due, exclusive of interest and penalties, if any. As of January 2000, this audit has not been completed.

                      Effective February 10, 1998, the Company entered into three-year employment agreements with the Chief Executive Officer and a Vice President, which are automatically renewable and provide for an annual base compensation of $175,000 and $75,000, respectively, and such bonuses as the Board of Directors may from time to time determine.

                      In connection with a settlement agreement relating to the Lundy's trademark, the Company opened a new Lundy's restaurant in fiscal 1999. Additionally, the Company is required to pay a fee of .75% of gross revenues in excess of a minimum threshold (as determined by the seating capacity of the restaurant), after the first year of operations, earned by any new restaurant established by the Company utilizing the Lundy's name. For the years ended September 27, 1998 and September 29, 1999, no amounts have been incurred under this agreement.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



  10. RELATED PARTY   In March 1994, Leisure Time Services, Inc., which is
      TRANSACTIONS    owned by a stockholder of the Company, was formed to
                      purchase, repair and store equipment and supplies for the Company, as well as to assist the Company in the performance of special catering events. Rent paid by the Company for each of the years ended 1998 and 1999 for utilization of a warehouse was $30,000. As of September
                      29, 1999, included in the accompanying consolidated balance sheet under the caption "note receivable - affiliate" is $63,962, which was used to secure the title on the New Jersey warehouse.

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

                      Additionally, the Company occasionally advanced monies to officers of the Company. No terms of repayment or interest rates have been determined on these advances. As of September 29 1999, the balance in this account was $120,377.

                      The Company is indebted to relatives of the principal stockholder in the amounts of $178,000 as of September 29, 1999. The notes are unsecured and bear interest from 10% to 15% per annum. Interest expense to these relatives was approximately $28,000 for the years ended 1998 and 1999, respectively.

                      For the years ended 1998 and 1999, the Company has reduced operating expenses by $81,895 and $-0-, respectively, representing management fee income from American Leisure. At September 29, 1999, included in due from affiliates is $199,043 due from American Leisure with no specific repayment term. However, the amount was subsequently repaid.

                      The principal stockholder has guaranteed up to $50,000 of Barter advances due to a certain Barter company.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================




                      In July 1996, the Company entered into a two-year consulting agreement with its Chairman of the Board of Directors, pursuant to which he has provided strategic planning, restaurant operations, marketing and site evaluation consulting services for a fee equal to $5,000 per month. The agreement is automatically renewable for successive one-year periods, unless either party gives written notice of its intention not to renew the agreement at least 30 days prior to the end of the term or renewal term. In addition, pursuant to the consulting agreement, in March 1998, the Company paid $50,000 as payment for consulting services rendered to the Company prior to entering into the consulting agreement (see Note 7).

                      In December 1998 the Company entered into a licensing agreement with KA Industries, an affiliate of a principal stockholder of the Company, to market products bearing the names Lundy's, The Boathouse, and Stork Club through KA Industries' Mrs. Beasley's retail stores, third-party catalogues and retail establishments. Pursuant to the agreement, the Company is to receive a royalty on products sold. Sales and royalties under this agreement for the year ended September 29, 1999 were approximately $54,000.

                      In December 1998, the Company entered into an arrangement with KA Industries to operate a commissary for a bakery. In conjunction with the arrangement, the Company entered into a month-to-month sublease of a portion of its Bayonne warehouse at approximately $741 per month. In addition, KA Industries advanced the Company $30,000 to make modifications to the Bayonne warehouse with such advance recaptured from rent and other charges due the Company from KA Industries (see Note 7).


  11. CAPITAL STOCK   At September 29, 1999, there was an aggregate of 1,160,000
      AND WARRANTS    warrants outstanding at exercise  prices between $5.00 and
                      $7.25 per share, expiring at various times through 2003.

                      In October 1997, as partial consideration for a loan, the Company granted warrants to purchase 200,000 shares, at an exercise price of $5.00 per share, expiring in October 2002. These warrants were valued at $482,000 and recorded as a debt discount.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

                      In November 1998, the Company's Board of Directors authorized the designation of 150,000 share of series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into common stock at anytime after issuance, at the holder's option, at the rate of one share of common stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of common stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all maters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                      In December 1998, the Company's Chief Executive Officer converted $720,405 of indebtedness owed to him into 144,081 shares of Series A Preferred Stock and 72,045 warrants to purchase the Company's common stock at $6 per share. The fair value of these warrants has resulted in a charge of $30,357.


  12. STOCK OPTION    The Company has a stock option plan (the "Option  Plan")
      PLAN            pursuant to which 1,250,000  shares of common stock have
                      been reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the
                      "Code") or (ii) nonqualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

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

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



                      The Company provides pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 1998 and 1999, expected volatility of 46.1% for 1998 and 45.8% for 1999 ; risk-free interest rates of 5.47% for 1998 and 4.46% for 1999; and expected lives of 5 years.

                      Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:


                      Year ended                   September 27,   September 29,
                                                       1998            1999
                      ----------------------------------------------------------
                      Net loss:
                         As reported                $(2,299,202)     $(301,344)
                         Pro forma                   (2,611,763)      (541,450)
                      Net loss per share
                         (basic and diluted):
                         As reported                      (.73)          (.10)
                         Pro forma                        (.83)          (.17)
                      ==========================================================

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



                      A summary of the status of the Company's stock option plan as of September 29, 1999, and changes during the two years then ended, are presented below:

                                                                Weighted average
                                                        Shares   exercise price
                      ----------------------------------------------------------
                      Outstanding at
                         September 28, 1997                     -     $     -
                      Granted                             293,500        5.00
                      Exercised                                 -           -
                      Forfeited                           (48,625)       5.00
                      ----------------------------------------------------------
                      Outstanding at
                         September 27, 1998               244,875       $5.00
                      Granted                             231,000        2.00
                      Exercised                                 -           -
                      Forfeited                           (10,875)       5.00
                      ----------------------------------------------------------
                      Outstanding at
                         September 29, 1999               465,000       $3.79
                      ----------------------------------------------------------
                      Options exercisable at
                         September 27, 1998               130,437       $5.00
                      Options exercisable at
                         September 29, 1999               313,000       $3.71
                      ----------------------------------------------------------

                                                        September     September
                      Year ended                        27, 1998      29, 1999
                      ----------------------------------------------------------
                      Weighted average fair value
                         of options granted               $2.13       $  .84
                      ----------------------------------------------------------

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



                      The following table summarizes information about stock options outstanding at September 29, 1999.


                                     Options outstanding            Options exercisable
                                 -----------------------------    ------------------------
                                                Weighted
                                                average   Weighted              Weighted
                        Range of    Number     remaining  average    Number of  average
                        exercise  outstanding contractual exercise  exercisable exercise
                         prices   at 9/29/99     life       price    at 9/29/99   price
                      ------------------------------------------------------------------
                      $1.50-to
                        $5.00       465,000     4.43 years  $3.79     313,000     $3.71
                      ==================================================================



  13. INCOME TAXES    There is no current or deferred income tax expense for the years ended 1998 and 1999.

                      The Company's deferred tax assets, deferred tax liabilities and deferred tax asset valuation allowance are as follows:


                                                         September   September
                                                         27, 1998    29, 1999
                      ----------------------------------------------------------
                      Deferred rent expense            $   128,000  $   161,000
                      Net operating loss carryforward    1,476,000    1,529,000
                      Other                                 55,000            -
                      ----------------------------------------------------------
                      Total deferred tax assets          1,659,000    1,690,000
                      Less:  Valuation allowance         1,659,000    1,690,000
                      ----------------------------------------------------------
                      Total deferred tax liabilities         -            -
                      ----------------------------------------------------------
                      Net deferred tax asset                 -            -
                      ----------------------------------------------------------



                      For tax purposes, the Company has approximately $3,385,000 of net operating loss carryforwards as of September 29, 1999, which expire through 2011.

                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================




  14. PENDING         The operation of restaurants and rowboat and bicycle
      LITIGATION      rentals subjects the Company to potential claims from
                      others, including customers, employees and other service providers for personal injury (resulting from, among other things, contaminated or spoiled food or beverages and accidents). The Company is a defendant in several lawsuits arising in the ordinary course of its business relating to personal injury claims by plaintiffs which are seeking damages substantially in excess of the Company's assets and insurance coverage. The lawsuits are being handled by the Company's insurance carriers. The Company is vigorously defending each lawsuit and believes that such matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial condition or operations of the Company. However, since each lawsuit is in an early stage, there can be no assurance that any of such actions will be resolved in favor of the Company or that the outcome of any litigation or settlement will not have a material adverse effect on the Company.

                      In the ordinary course of business, the Company is a party to other legal proceedings, the outcome of which, either singly, or in the aggregate, is not expected to be material.


  15. CASH FLOW       Cash paid for interest and income taxes is as follows:
      DISCLOSURE
                      Year ended          September 27, 1998  September 29, 1999
                      ----------------------------------------------------------
                      Interest                 $380,716           $292,930
                      Income taxes               40,279              6,840
                      ----------------------------------------------------------

                      Noncash transactions included the following:

                      For the year ended September 27, 1998, the Company entered into new capital lease obligations of $221,135.

                      During the year ended September 29, 1999, the Company transferred to an affiliate notes payable of $350,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following are the directors and executive officers of the Company:

NAME                             AGE      POSITION
------------------------------  ------   ---------------------------------------

Frank Cretella................    41     President, Chief Executive Officer
                                         and Director
Jeanne Cretella...............    41     Vice President and Director
Anthony B. Golio..............    39     Vice President
Kenneth L. Harris.............    57     Chairman of the Board
Peter J. Salvatore............    62     Director
Barry E. Krantz...............    55     Director
Frank Argenziano..............    52     Director

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

         PETER J. SALVATORE has been a director of the Company since February, 1998. Mr. Salvatore was managing director of Spear Leeds & Kellogg, an NASD member firm, from March 1991 until 1999, when Mr. Salvatore retired from his position as managing director of Spear Leeds & Kellogg.

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

         FRANK ARGENZIANO became a director of the Company on November 19, 1998. in September 1999 Mr. Argenziano has been Chief Financial Officer of PSAM, a member of the NASD. In 1989,Mr. Argenziano was Chief Financial Officer of Paragon Capital Corporation, a member of the NASD. From 1970 to 1989, Mr. Argenziano was employed at Schroder & Co. Inc., formerly Wertheim & Co. Inc.

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

         Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended September 27, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that a Form 4 for Frank Cretella was filed late.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid by the Company during the fiscal years ended September 29, 1999, September 27, 1998 and September 28, 1997 to Frank Cretella, its President and Chief Executive Officer and certain compensation paid by the Company to Anthony B. Golio, its Vice President for the fiscal years ended September 27, 1998 and September 29, 1999. No other officer of the Company received compensation in excess of $100,000 for any such fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                ANNUAL COMPENSATION
                                                                -------------------

                                                                                 OTHER ANNUAL
 NAME AND PRINCIPAL POSITION                 YEAR         SALARY        BONUS     COMPENSATON
---------------------------------------    ---------    -----------   ---------- ------------
Frank Cretella
  President and Chief Executive Officer       1999      $175,000      $    0     $  2,000
                                              1998      $175,000      $    0     $  2,000
                                              1997      $175,000(1)   $    0     $  2,000
Anthony B. Golio
 Vice President .......................       1999      $130,000(2)   $    0     $      0
                                              1998      $102,445      $    0     $      0

--------------

(1) Mr. Cretella deferred approximately $25,000 of his salary from fiscal 1997 and such payment was made in fiscal 1998.

(2) Mr. Golio deferred a salary increase and back pay of approximately $13,200 from his salary in fiscal 1998, that amount was added to his base salary in fiscal 1999.


         The following table provides information relating to stock options awarded to each of the above- named executive officers during the year ended September 29, 1999. All such options were awarded under the Stock Option Plan.

                                                               OPTION GRANTS IN FISCAL 1999
                                                               ----------------------------


                                                NUMBER OF         % OF TOTAL
                                                  SHARES       OPTIONS GRANTED    EXERCISE
                                                UNDERLYING     TO EMPLOYEES IN    PRICE PER    EXPIRATION
NAME AND PRINCIPAL POSITION                      GRANTED       FISCAL 1999(1)     SHARE(2)       DATE
---------------------------                      -------       --------------     --------       ----
Frank Cretella
  President and Chief Executive Officer.....     37,500             19%           $1.75        1/10/2004
                                                 18,750(3)          10%           $1.75        1/10/2005
                                                 18,750(4)          10%           $1.75        1/10/2006
Anthony B. Golio
 Vice President.............................      6,250              3%           $1.75        1/10/2004
                                                  3,125(3)         1.5%           $1.75        1/10/2005

                                                 3,125(4)          1.5%           $1.75        1/10/2006
-----------------------

(1) The number of options granted to employees during fiscal 1999 used to compute this percentage excludes options to purchase 48,625 shares of Common Stock due the termination of such options pursuant to their terms.

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

         On May 28, 1999, at the Company's Annual Meeting of Shareholders, the shareholders approved an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 525,000 to 1,250,000.

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

COMPENSATION TO DIRECTORS

         Each outside director receives options to purchase 5,000 shares of the Company's Common Stock for each year of service rendered as a member of the Board of Directors. On November 19, 1998 the Board authorized that 5,000 options under the Options Plan be granted to each of Messrs, Harris, Salvatore and Krantz, on the date that is five days after the date on which the Company files its Form 10KSB for fiscal 1998, for services rendered during fiscal 1998. On November 19, 1998 the Board authorized that 5,000 options under the Option Plan be granted to each of Messrs. Harris, Salvatore, Krantz and Argenziano on the date of the Company's annual meeting of stockholders, for services to be rendered during fiscal 1999. All options are non- qualified stock options, vest in full on the date of grant and expire five years from date of grant.

         Mr. Harris provided consulting services to the Company under the terms of his consulting agreement. In fiscal 1999 he received compensation of $60,000.


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




                                                       NUMBER OF SHARES    PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)              BENEFICIALLY OWNED   BENEFICIALLY OWNED(2)
-------------------------------------------------     ------------------   ---------------------
Frank Cretella...................................       2,039,566(3)            52.8%
Jeanne Cretella..................................       2,039,566(3)            52.8
Richard A. Kayne (4).............................         598,082(5)            15.5
KAIM Non-Traditional, L.P.
Offense Group Associates, L.P. (6)...............         193,898(7)             5.0
Peter J. Salvatore(8)............................         289,371(9)             7.5
Kenneth L. Harris................................         173,327(10)            4.5
Frank Argenziano (11)............................         14,000(12)              *
Barry Krantz.....................................         10,000(13)              *
All directors and executive officers as a group        2,575,754(14)            66.7%
 (seven persons).................................





----------------

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

(3) Represents (i) 1,179,235 shares held jointly by Frank Cretella and Jeanne Cretella, (ii) 500,000 shares held by trusts of which Mr. Cretella is a co-trustee and Mr. and Mrs. Cretella's daughter is the beneficiary. Mr. Cretella has sole voting and dispositive power over the shares held in the trusts (iii) 128,750 shares of Common Stock issuable upon exercise of options held by Frank Cretella, (iv) 87,500 shares of Common Stock issuable upon exercise of options held by Jeanne Cretella, (v) 144,081 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Frank Cretella. Does not include (i) 56,250 shares of Common Stock issuable upon exercise of options held by Frank Cretella, (ii) 37,500 shares of Common Stock issuable upon exercise of options held by Jeanne Cretella,
     (iii) Selling Securityholders' Warrants to purchase 4,724 shares of Common Stock held by Jeanne Cretella and (iv) 72,040 shares of Common Stock issuable upon exercise of a warrant held by Frank Cretella.

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

(8) The address for Mr. Salvatore is 35 Seagate Road, Staten Island, New York 10310.


                                      -22-








(9) Includes (i) 9,082 shares of Common Stock held by Peter and Gail Salvatore Foundation, Inc., a trust of which by Mr. and Mrs. Salvatore are the beneficiaries and (ii) 10,000 shares of Common Stock issuable upon exercise of options to be granted to Mr. Salvatore. Does not include Selling Securityholders' Warrants to purchase 88,191 shares of Common Stock.

(10) Includes (i) 110,282 shares owned jointly by Kenneth and Maureen Harris,
     (ii) 5,000 shares owned by Maureen Harris, (iii) 48,125 shares of Common Stock issuable upon exercise of options held by Mr. Harris and (iv) 10,000 shares of Common Stock issuable upon options to be granted to Mr. Harris. Does not include (i) 2,500 shares of Common Stock issuable upon exercise of warrants held by Mrs. Harris, and (ii) 17,500 shares of Common Stock issuable upon exercise of options held by Mr. Harris. Mr. Harris is an officer of an affiliate of KAIM N-T but does not have voting or dispositive power over the Company's securities reported by KAIM N-T (see footnote (5) above), and therefore disclaims any beneficial ownership of such securities.

(11) The address for Mr. Argenziano is 7 Hanover Square, New York, New York
     10004

(12) Represents 14,000 shares of the Company's Common Stock issuable upon exercise of warrants held by Mr. Argenziano. Does not include 4,500 share of the Company's Common Stock issuable upon exercise of warrants held by Mr. Argenziano.

(13) Represents 10,000 shares of the Company's Common Stock issuable upon exercise of options to be granted to Mr. Krantz.

(14) Includes an aggregate of 440,750 shares of Common Stock issuable upon the exercise of options and warrants. Does not include an aggregate of 57,250 shares of Common Stock issuable upon exercise of options and warrants.



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

         In October 1996, the Company entered into a 10-year operating agreement with American Leisure, a company wholly-owned by Frank Cretella, to manage the food concessions at the Central Park Zoo and the Staten Island Zoo in New York City for which the Company received a management fee equal to 5% of gross sales. During the year ended September 27, 1998, the Company received $81,895 in fees from American Leisure. At September 29, 1999, American Leisure owed the Company $197,709, which has no specified repayment terms. Effective November 1998, American Leisure no longer operated the food concession at the Central Park Zoo, accordingly, the operating agreement is no longer in effect with respect to such concession.

         In October 1996, the Company loaned to leisure time $153,863, pursuant to a note which is payable in monthly installments of $1,996.01, that bears interest at a rate of 9.56% per annum and expires on October 1, 2006. At September 29, 1999, leisure time owed the company an additional $25,413, representing advances made during such fiscal year. The advances have no specified repayment terms.

         In October 1996, the Company entered into a lease agreement with Mr. Cretella, pursuant to which the Company leases its executive offices in Staten Island, New York. In May 1999 the Company expanded its office space increasing the annual rent due under the lease to $60,000 annually, increasing by 1.5% Commencing in January of each subsequent year. Total rent paid under the lease in 1999 was $47,536.15. The lease expires on December 31, 2001. The Company believes that this lease is on commercially reasonable terms.

         In October 1996, the Company entered into a lease agreement with Leisure Time, pursuant to which the Company leases a warehouse in Bayonne, New Jersey. Annual rent under the lease was $30,907, during 1999, increasing by 1.5% commencing in January of each subsequent year. The lease expires on December 31, 2001. The Company believes that this lease is on commercially reasonable terms.

         In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P. affiliates of Kayne Anderson, loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum and are due May 31, 1999. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. In August, 1998 the Company and Kayne Anderson agreed to amend the loan agreement whereby the maturity date of the loans was extended to September 30, 1999. On January 11, 2000, the Company and Kayne

Anderson agreed to provide for a refinancing of the existing loans into new long-term loans aggregating an equal or larger amount. The definitive agreements for the new loan have been negotiated and are anticipated to be executed in the next few weeks. Kayne Anderson is an affiliate of KAIM Non-Traditional, LP, a principal stockholder of the Company.

         In December 1998, the Company entered into a licensing agreement with KA Industries, a wholly owned subsidiary of Kayne Anderson, to market products bearing the names LUNDY'S, THE BOATHOUSE, and Stork Club through KA Industries' "Mrs. Beasley's" mail order catalog and retail outlets. Pursuant to the agreement the Company is to receive a royalty on products sold.

         In December 1998, the Company agreed to sublease 1,000 sq. ft. of its 6,000 sq. ft. Bayonne warehouse to KA Industries, a wholly owned subsidiary of Kayne Anderson, to operate a bakery. The sublease is a month to month lease at a rent of $740.83 per month terminable upon 120 days notice by either party. In conjunction with this transaction, KA Industries advanced $30,000 to the Company to make modifications in the Bayonne warehouse to accommodate the bakery as well as an in-house laundry and a lobster pound with such advance recaptured from rent and other charges due the Company from KA Industries.

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

                                               TAM RESTAURANT, INC.



Dated: January 12, 2000                        By: /s/ FRANK CRETELLA
                                                  ---------------------------
                                                  Frank Cretella
                                                  President, Chief Executive
                                                  Officer and Director





                                POWER OF ATTORNEY


         In accordance with the requirements of the Exchange Act, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                        TITLE(S)                                  DATE
----------                        --------                                  ----
/S/ FRANK CRETELLA            President, Chief Executive Officer and        January 12, 2000
-----------------------       Director
Frank Cretella

/S/ JEANNE CRETELLA           Vice President and Director                   January 12, 2000
-----------------------
Jeanne Cretella

/S/ ANTHONY B. GOLIO          Vice President (Principal Financial and       January 12, 2000
-----------------------       Accounting Officer)
Anthony B. Golio

/S/ KENNETH L. HARRIS         Chairman of the Board of Directors            January 12, 2000
-----------------------
Kenneth L. Harris

/S/ PETER J. SALVATORE        Director                                      January 12, 2000
-----------------------
Peter J. Salvatore

/S/ BARRY E. KRANTZ           Director                                      January 12, 2000
-----------------------
Barry E. Krantz

/S/ FRANK ARGENZIANO          Director                                      January 12, 2000
-----------------------
Frank Argenziano
