Form 10QSB
period 1999-12-29
TAM RESTAURANTS INC
filed 2000-02-22
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

 X  Quarterly report under Section 13 or 15 (d) of the Securities
--- Exchange Act of 1934

For the quarterly period ended      DECEMBER 29, 1999
                               -------------------------------------------------

        Transition report under Section 13 or 15 (d) of the Securities ------- Exchange Act of 1934

For the transition period from                             to
                               ---------------------------    ------------------

Commission file number    0-23757
                       ----------

                              TAM RESTAURANTS, INC.
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                         13-3905598
          --------                                         ----------
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                   1163 FOREST AVENUE, STATEN ISLAND, NY 10310
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 720-5959
                                 --------------
                           (Issuer's Telephone Number)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
      -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           4,503,000 SHARES OF COMMON STOCK AS OF FEBRUARY 22, 2000.

           Transitional Small Business Disclosure Format (check one):
                                    Yes         No X

                                                                    ()

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 39 1999
                                   FORM 10-QSB
                                      INDEX


PART I.         FINANCIAL STATEMENTS      PAGE(S)



ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheet                       1
                as of December 29, 1999 (unaudited).

                Condensed Consolidated Statements of Operations
                For the Thirteen weeks ended December 29, 1999 and
                December 30, 1998 (unaudited).                             2

                Condensed Consolidated Statements of Cash flow
                For the Thirteen weeks ended December 29, 1999 and
                December 30, 1998 (unaudited).                             3

                Notes to unaudited Condensed Consolidated
                Financial Statements                                       4

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION                         6

PART II.        OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                10

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                         10

                SIGNATURE PAGE                                           11

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                    DECEMBER 29,
                                                                        1999
                                                                        ----
Current Assets
      Cash                                                          $    47,236
      Accounts receivable (net of allowance for
          doubtful accounts of $15,000)                                 862,714
      Inventory                                                         433,144
       Prepaid and other expenses                                       315,817
                                                                    -----------
      Total Current Assets                                            1,658,881

Property and Equipment-Net                                            5,758,560
Other Assets                                                            569,948
                                                                    -----------
TOTAL ASSETS                                                        $ 7,987,389
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Current portion of long-term debt                          $   163,068
         Current portion of loans payable, related parties            1,092,377
         Current portion of capitalized lease obligations               130,020
         Accounts payable                                             1,256,855
         Loans Payable Officers                                          29,119
         Contract deposits payable                                      233,379
         Accrued expenses and other                                   1,625,141
                                                                    -----------
Total Current Liabilities                                             4,529,959
                                                                    -----------

Long-term Liabilities
         Deferred rent expense                                          364,157
         Long-term debt - net of current portion                          8,138
         Loans payable-related parties - net of current portion         189,659
         Capitalized lease obligations-net of current portion           165,574
         Barter advances - net of current portion                       185,788
                                                                    -----------
         Total Long-term Liabilities                                    913,316
                                                                    -----------

TOTAL LIABILITIES                                                     5,443,275
                                                                    -----------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Stockholders' Equity
         Preferred stock; $.0001 par value;
               1,000,000 shares authorized,
               144,081 shares issued and outstanding                         14

         Common stock;  $.0001 par value,
               19,000,000 shares authorized;
               3,503,000 shares issued and outstanding                      350
         Additional paid-in capital                                   7,977,623
         Accumulated deficit                                         (5,433,673)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                                            2,544,114
                                                                    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                              $ 7,987,389
                                                                    ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Thirteen Weeks Ended
                                                    December 30,    December 29,
                                                      1998             1999
                                                      ----             ----

Sales                                               $ 3,954,551      $ 4,646,150
Cost of Sales                                         2,324,826        2,739,746
                                                    -----------      -----------

      Gross Profit                                    1,629,725        1,906,404

Operating and Administrative Expenses                 1,506,103        1,724,382
                                                    -----------      -----------

Income (Loss) from Operations                           123,622          182,022
                                                    -----------      -----------

Other Expense
      Interest expense                                  157,608           57,917
      Barter expense                                     80,469          103,253
                                                    -----------      -----------

           Total Other Expense                          238,077          161,170
                                                    -----------      -----------

      NET INCOME (LOSS)                             $  (114,455)     $    20,852
                                                    ===========      ===========

Net income (loss) per share:
 Basic and Diluted                                  $      (.03)     $       0.0
                                                    ===========      ===========

Weighted average number of
  common shares outstanding - Basic                   3,503,000        3,503,000
                                                    ===========      ===========

Weighted average number of
  common shares outstanding -diluted                  3,503,000        3,647,081
                                                    ===========      ===========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Thirteen weeks Ended
                                                              DECEMBER 29   DECEMBER 29,
                                                                 1998          1999
                                                              -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                       $(114,455)   $  20,852
      Adjustments to reconcile net loss
      to net cash provided by operating activities:
                Depreciation and amortization expense           287,479      207,035
                Deferred rent expense                              --         11,856
                Amortization of original issue discount          77,085            0
                Deferred income                                  (6,000)           0
      (Increase) decrease in:
                Accounts receivable                             284,640     (131,352)
                Inventory                                       (23,247)    (132,183)
                Prepaid and other expenses                      (88,676)      (6,025)
                Other assets                                     (1,937)
                                                                             (30,884)
      Increase (decrease) in:
                Accounts payable                                274,869     (294,905)
                Contract deposits payable                      (164,102)    (187,687)
                Accrued expenses
                                                               (291,031)     (16,396)
                                                              ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             234,625     (559,689)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                    (149,406)     (64,653)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                              --        (18,010)
      Net repayments (advances) of officer's loans              (21,283)      93,081
      Loans receivable                                             --          --
                                                              ---------    ---------
      Proceeds from capitalized lease                              --        102,869
      Principal payments on long-term
         and capitalized lease obligations                      (49,423)     (37,300)
      Net (repayments) advances to affiliates and others        (81,539)     448,124
      Deferred stock offering costs                                --
                                                               ---------    ---------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (152,245)    (588,764)
                                                              ---------    ---------
Net decrease in cash                                            (67,026)     (35,578)
Cash, Beginning of year                                         221,484       82,814
                                                              ---------    ---------

Cash, End of period                                           $ 154,458    $  47,236
                                                              =========    =========





         The accompanying notes are an integral part of these condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ended September 29, 1999. Operating results for the thirteen week period ended December 29, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 27, 2000.

ACCOUNTING PERIOD
      The Company reports on a 52/53 year.

LONG-TERM DEBT
      In October 1997, the Company obtained $1,000,000 in a secured loan from two entities. The loan bears interest at 10% per annum, payable quarterly and matures September 30, 1999. On January 11, 2000, the Company and Kayne Anderson agreed to provide for a refinancing, thus waiving the effect of default, of the existing loans into new long-term loans aggregating an equal or larger amount. The loan is guaranteed by a principal stockholder of the Company and the guarantee is secured by a pledge of 200,000 shares of common stock held by such stockholder.

      Additionally, as partial consideration for the loan, the Company granted to the entities warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share expiring in October 2002. As of December 29, 1999 the original issue discount was fully amortized. In February 2000 the Company repaid this loan.

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

                                                                    ()

INCOME (LOSS) PER SHARE

      For the calculation of the income (loss) per share for the three months ended fiscal 1999 and 1998, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-diluted. For the 1999 period net income has been adjusted for the preferred stock dividend of 18,010 and the diluted shares include 144,081 of convertible preferred shares outstanding.

SUBSEQUENT EVENTS

      In February 2000, the Company, in a private placement, sold 1 million shares of common stock at $2.00 per share for net proceeds of $2,000,000. Also in February the Company received $2,500,000 in financing. Repayment of the principal will be paid out of the free cash of a new Lundy's location in Times Square as defined, the financing bears interest at prime plus 1%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements which are not historical facts contained in the Management's Discussion and Analysis of Plan of Operation and elsewhere in this report on Form 10-QSB are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks related to the opening of new restaurants, including capital requirements, continued popularity of existing and new restaurants, seasonality and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe". "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


OVERVIEW

     The Company operates LUNDY BROS. RESTAURANT ("LUNDY'S"), a highvolume, casual, upscale seafood restaurant located in Brooklyn, New York, THE BOATHOUSE IN CENTRAL PARK ("THE BOATHOUSE"), a multiuse facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park, and AMERICAN PARK AT THE BATTERY ("AMERICAN PARK"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark.

RESULTS OF OPERATIONS

      Sales for the thirteen weeks ended December 29, 1999 were $4,646,150, an increase of $691,599 or 17.5%, as compared to $3,954,551 for the thirteen weeks ended December 30, 1998. The increase in sales for the thirteen week period was due to primarily to an increase in sales at the AMERICAN PARK and LUNDY'S locations.

     Cost of sales for the thirteen weeks ended December 29, 1999 were $2,739,746 or 59.0% of sales as compared to $2,324,826 or 58.8% of sales for the thirteen weeks ended December 30, 1998. As a percent of sales the cost of sales remained consistent primarily due to the Company's continued tightening of purchasing specifications and the implementation of menu changes and labor cost controls at all of the units.

      As a result of the foregoing, gross profit for the thirteen weeks ended December 29, 1999 was $1,906,404, an increase of $276,679 or 17.0%, as compared to $1,629,725 for the thirteen weeks ended December 30, 1998.

     Operating and administrative expenses for the thirteen weeks ended December 29, 1999 were $1,724,382 or 37.1% of sales, as compared to $1,506,103 or 38.1%
of sales, for the thirteen weeks ended December 30, 1998. The decrease in operating and administrative expenses can be attributable to

     Other expenses for the thirteen weeks ended December 29, 1999 were $161,170 a decrease of $76,907 or 32.3% as compared to $238,077 for the thirteen weeks ended December 30, 1998. Other expenses for the thirteen weeks ended December 29, 1999 consisted of $103,253 of barter expense as compared to $80,469 during the same period in fiscal 1998. However, the increase in barter expense was offset by a decrease in interest expense related to a $77,085 charge for original issue discount for the Kayne Anderson warrants.

     As a result of the foregoing, the net profit amounted to $20,852 or $.00 per share for the thirteen weeks ended December 29, 1999 as compared to a net loss of $114,455 or $.14 per share for the thirteen weeks ended December 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at December 29, 1999, the Company had a working capital deficit of $2,947,343), due to, among other things, costs associated with development, opening and startup costs of AMERICAN PARK and PARK VIEW at THE BOATHOUSE and building a corporate infrastructure sufficient to support the Company's operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the thirteen weeks ended December 29, 1999, net cash decreased by $35,578. Net cash used in operating activities was $559,689. Net cash used in investing activities was $64,653, relating primarily to the finalization of the Company's year 2000 preparation. The net increase in cash from financing activities of $588,764 relates primarily to the collection of advances from affiliates and proceeds from the financing of a capital lease.

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


      In October 1997, Kayne Anderson NonTraditional Investments, L.P. and ARBCO Associates, L.P., affiliates of Kayne Anderson Investment Management, Inc. (collectively, "Kayne Anderson"), loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum, payable quarterly, and were originally due May 31, 1999. Upon an event of default under the loans, the interest rate increases to 15% per annum and the Company would be required to pay to Kayne Anderson 50% of the operating profits from AMERICAN PARK on a monthly basis until the loan is fully repaid. The loan is guaranteed by Frank Cretella, President, Chief Executive Officer, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, Vice President, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants
(the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. The Company incurred a non-cash interest charge of $482,000 representing the original issue discount relating to the promissory notes issued to Kayne Anderson. In February 2000 the Company repaid this loan in full.

      In February 1998, the Company consummated an initial public offering ("the Public Offering") of 1,000,000 shares of Common Stock and 500,000 Warrants for gross proceeds of $5,050,000. After payment of the underwriters discounts and commissions and expenses of the Public Offering, net proceeds realized by the Company were $3,637,249.

In February 2000, the Company, in a private placement, sold 1 million shares of common stock at $2.00 per share for net proceeds of $2,000,000. Also in February the Company received $2,500,000 in financing. Repayment of the principal will be paid out of the free cash of a new Lundy's location in Times Square as defined, the financing bears interest at prime plus 1%.

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

      To date the Company has not experienced any Year 2000 issues.

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

ITEM 6.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

Exhibits.

      3.1 Certificate of Designation, Powers, Preferences, and Rights of the 10% Cumulative Convertible Redeemable Preferred Stock, Series A.

      27    Financial Data Schedule

Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the thirteen weeks ended December 29, 1999.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                                 Signature Page



      In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 22nd day of February, 2000.



                                      TAM RESTAURANTS, INC.
                                      ---------------------
                                           (Registrant)



 Dated: February 22, 2000             /S/ FRANK CRETELLA
                                      ------------------
                                      Frank Cretella
                                      President and Chief Executive officer



Dated: February 22, 2000              /S/ ANTHONY B. GOLIO
                                      --------------------
                                      Anthony B. Golio
                                      Vice President