Form 10QSB
period 2000-03-29
TAM RESTAURANTS INC
filed 2000-05-22
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
FORM 10-QSB(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 29, 2000.

    Transition report under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934

For the transition period from                  to                     .
                               ----------------    --------------------

Commission file number    0-23757
                       ----------

                              TAM RESTAURANTS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                    13-3905598
--------------------------------                 --------------------
(State or other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

                   1163 FOREST AVENUE, STATEN ISLAND, NY 10310
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 720-5959
                           ---------------------------
                           (Issuer's Telephone Number)



              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)
                                        -

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,503,000 shares of common stock as of March 29, 2000.

           Transitional Small Business Disclosure Format (check one):
                                    Yes     No X
                                        ---   ---

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 29, 2000
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL STATEMENTS                                            PAGE(S)



ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheet 1 as of March 29, 2000
              (unaudited).                                                   1

              Condensed Consolidated Statements of Operations
              For the Thirteen weeks and Twenty-Six weeks
              ended March 29, 2000 and March 31, 1999 (unaudited).            2

              Condensed Consolidated Statements of Cash flow
              For the Thirteen weeks and Twenty-Six weeks
              ended March 29, 2000 and March 31, 1999 (unaudited).            3

              Notes to unaudited Condensed Consolidated
              Financial Statements                                            4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION                              6

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    11

              SIGNATURE PAGE                                                 12




                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                 MARCH 29, 2000
                                                                 --------------
Current Assets
     Cash and cash equivalents                                     $  3,072,991
     Accounts receivable (net of allowance for doubtful
         accounts of $15,000)                                           730,272
     Inventory                                                          300,793
     Prepaid and other expenses                                         503,993
                                                                   ------------
Total Current Assets                                                  4,608,049

Property and Equipment-Net                                            5,556,200
Other Assets                                                            410,617
                                                                   ------------
TOTAL ASSETS                                                       $ 10,574,866
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Note payable bank                                         $    700,000
         Current portion of long-term debt                              142,813
         Current portion of loans payable, related parties               92,456
         Current portion of capitalized lease obligations               136,372
         Accounts payable                                               796,351
         Due to affiliates                                               94,808
         Contract deposits payable                                      492,025
         Accrued expenses and other                                   1,535,288
                                                                   ------------
Total Current Liabilities                                             3,990,113
                                                                   ------------

Long-term Liabilities
         Deferred rent expense                                          379,301
         Long-term debt - net of current portion                      2,519,681
         Loans payable-related parties - net of current portion         194,521
         Capitalized lease obligations-net of current portion           273,761
         Barter advances - net of current portion                       557,170
                                                                   ------------
Total Long-term Liabilities                                           3,924,434
                                                                   ------------

TOTAL LIABILITIES                                                     7,914,547
                                                                   ------------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Stockholders' Equity
         Preferred stock; $.0001 par value; 1,000,000
                shares authorized, 144,081 shares
                issued and outstanding                                       14

         Common stock;  $.0001 par value, 19,000,000
                shares authorized; 4,503,000 shares
                issued and outstanding                                      450
         Additional paid-in capital                                   9,997,523
         Accumulated deficit                                         (7,317,668)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                                            2,660,319
                                                                   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $ 10,574,866
                                                                   ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Thirteen Weeks Ended           Twenty-six Weeks Ended
                                          March 31,      March 29,        March 31,     March 29,
                                            1999           2000            1999           2000
                                            ----           ----            ----           ----
Sales                                    $ 2,145,607    $ 2,341,944    $ 6,100,158    $ 6,988,094

Cost of Sales                              1,530,544      2,210,585      3,855,370      4,950,331
                                         -----------    -----------    -----------    -----------

     Gross Profit                            615,063        131,359      2,244,788      2,037,763

Operating and Administrative Expenses      1,105,842      1,680,115      2,611,945      3,404,497
                                         -----------    -----------    -----------    -----------

Loss from Operations                        (490,779)    (1,548,756)      (367,157)    (1,366,734)
                                         -----------    -----------    -----------    -----------

Other Expense
     Interest expense                        145,664         66,510        303,272        124,427
     Sales Tax Audit Assessment              140,000        140,000
     Barter Expense                           72,006        110,515        152,475        213,768
                                         -----------    -----------    -----------    -----------

          Total Other Expense                217,670        317,025        455,747        478,195
                                         -----------    -----------    -----------    -----------

     NET LOSS                            $  (708,449)   $(1,865,781)   $  (822,904)   $(1,844,929)
                                         ===========    ===========    ===========    ===========

Net loss per share:
Basic and Diluted                        $      (.20)   $      (.46)   $      (.23)   $      (.50)
                                         ===========    ===========    ===========    ===========
Weighted average number of common
shares outstanding - basic and diluted     3,503,000      4,073,000      3,503,000      3,791,000
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


                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            TWENTY-SIX WEEKS ENDED
                                                         MARCH 31, 1999 MARCH 29, 2000
                                                         -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $  (822,904)   $(1,844,929)
     Adjustments to reconcile net loss
     to net cash provided by operating activities:
              Depreciation and amortization expense           574,958        435,156
              Deferred rent expense                             6,724         27,000
              Amortization of original issue discount         154,170           --
              Deferred income                                  (6,000)          --
     (Increase) decrease in:
              Accounts receivable                             165,866          1,090
              Inventory                                       (18,931)           138
              Prepaid and other expenses                     (111,618)      (194,201)
              Other assets                                     (6,450)       192,409
     Increase (decrease) in:
              Accounts payable                                245,869       (755,409)
 Contract deposits payable                                    169,290         70,959
              Accrued expenses                               (467,621)       125,843
                                                          -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                        (116,647)    (1,941,944)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                   (309,302)       (90,414)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends Paid                                              --          (36,024)
     Proceeds from bank line of credit                           --          700,000
     Proceeds from long-term debt                                --        2,500,000
     Sale of common stock                                        --        2,000,000
     Repayment of related party loan                             --       (1,000,000)
     Proceeds from barter advances                            650,000        139,290
     Principal payments on long-term
        and capitalized lease obligations                    (395,277)       (74,381)
     Net repayments (advances) of affiliates and others        63,150        544,417
     Proceeds from equipment refinancing loans                   --         (271,320)
     Repayment of long term debt                                 --          (22,087)
                                                          -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     317,873      5,022,535
                                                          -----------    -----------
Net increase (decrease) in cash                              (108,076)     2,990,177
Cash, Beginning of year                                       221,484         82,814
                                                          -----------    -----------
Cash, End of period                                       $   113,408    $ 3,072,991
                                                          ===========    ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ended September 29, 1999. Operating results for the thirteen and twenty-six week periods ended March 29, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 27, 2000.


2.   ACCOUNTING PERIOD
     -----------------
     The Company reports on a 52/53 year.

3.   LONG-TERM DEBT
     --------------
     In February 2000, the Company received $2,500,000 in financing. Repayment of the principal will be paid out of the free cash of a new Lundy's location in Times Square as defined, in the agreement. The financing bears interest at prime plus 1%.

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

4.   LOSS PER SHARE
     --------------
     For the calculation of the loss per share for the twenty-six weeks ended fiscal 2000 and 1999, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-dilutive. The net loss for the thirteen and twenty-six weeks ended March 29, 2000 has been adjusted for th preferred stock dividend of $18,010 and $36,024, respectively.

5.   SALE OF COMMON STOCK
     --------------------
     In February 2000, the Company, in a private placement, sold 1 million shares of common stock at $2.00 per share for net proceeds of $2,000,000.

6.   PREFERRED STOCK
     ---------------
     The Company's Board of Directors authorized the designation of 150,000 shares of preferred stock, of the 1,000,000 previously authorized and unallocated, to be a series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

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

RESULTS OF OPERATIONS

     Sales for the twenty-six weeks ended March 29, 2000 were $6,988,094, an increase of $887,936 or 14.6%, as compared to $6,100,158 for the twenty-six weeks ended March 31, 1999. The Company's sales for the thirteen weeks ended March 31, 1999 were $2,341,944, an increase of $196,337 or 9.2%, as compared to $2,145,607 for the thirteen weeks ended March 31, 1999. The increase in sales for both the thirteen week period and twenty-six week period was primarily due to an increase in sales at the AMERICAN PARK and LUNDY'S locations.

     Cost of sales for the twenty-six weeks ended March 29, 2000 were $4,950,331 or 70.8% of sales as compared to $3,855,370 or 63.2% of sales for the twenty-six weeks ended March 31, 1999. Cost of sales for the thirteen weeks ended March 29, 2000 were $2,210,585 or 94.4% of sales as compared to $1,530,544 or 71.3% of sales for the thirteen weeks ended March 31, 1999. The increase in the cost of sales relative to overall sales can be attributed to significant increases in payroll expenses at THE BOATHOUSE and AMERICAN PARK, in addition to an unusually short supply of lobsters during the winter months that caused a dramatic increase in the cost of goods at LUNDYS.

     As a result of the foregoing, gross profit for the twenty-six weeks ended March 29, 2000 was $2,037,763 or 29.2% of sales as compared to $2,244,788 or
36.8% of sales for the twenty-six weeks ended March 31, 1999, an decrease of $207,025 or 9.2%. Gross profit for the thirteen weeks ended March 29, 2000 was $131,359 or 5.6% of sales as compared to $615,063 or 28.7% of sales for the thirteen weeks ended March 31, 1999.

     Operating and administrative expenses for the twenty-six weeks ended March 29, 2000 were $3,404,497 or 48.7% of sales as compared to $2,611,945 or 42.8% of sales for the twenty-six weeks ended March 31, 1999. Operating and administrative expenses for the thirteen weeks ended March 29, 2000 were $1,680,115 or 71.7% of sales as compared with $1,105,842 or 51.5% of sales for the thirteen weeks ended March 31, 1999. The increase in operating and administrative expenses was a result of the Company's gearing up for expansion relative to the opening of a new LUNDYS location in Times Square and the efforts related to the renewal of THE BOATHOUSE license agreement with the New York City Department of Parks.

     Other expenses for the twenty-six weeks ended March 29, 2000 were $478,195, an increase of $22,448 or 4.9%, as compared to $455,747 for the twenty-six weeks ended March 31, 1999. Other expenses for the thirteen weeks ended March 29, 2000 were $317,025, an increase of $99,355 or 45.6%, as compared to $217,670 for the thirteen weeks ended March 31, 1999. Other expenses for the twenty-six weeks ended March 29, 2000 consisted of $213,768 of barter expense as compared to $152,475 in fiscal 1999. The Company also completed a sales tax audit for the period ended September 1994, the results of the audit was a charge to earnings of approximately $140,000 in underpaid taxes, penalties and interest. These increases were offset by a decrease in interest expense related to a charge of $154,170 for an original issue discount resulting from the issuance of the Kayne Anderson warrants.

     As a result of the foregoing, net loss amounted to $1,844,929 or $.50 per share for the twenty-six weeks ended March 29, 2000, as compared to a net loss of $822,904 or $.23 per share for the twenty-six weeks ended March 31, 1999. For the thirteen weeks ended March 29, 2000, net loss amounted to $1,865,781 or $.46 per share, as compared to a net loss of $708,449 or $.20 per share for the thirteen weeks ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at March 29, 2000, the Company had a working capital surplus of $617,936), due to, among other things, costs associated with development, opening and start-up costs of AMERICAN PARK and PARK VIEW at THE BOATHOUSE and building a corporate infrastructure sufficient to support the Company's operations. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the twenty-six weeks ended March 29, 2000, net cash increased by $2,990,177. Net cash used in operating activities was $1,941,944. Net cash used in investing activities was $90,414, relating relating primarily to the finalization of the Company's year 2000 preparation. The net increase in cash from financing activities was $5,022,535.

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


     In February 2000, the Company, in a private placement, sold 1 million shares of common stock at $2.00 per share for net proceeds of $2,000,000. In exchange for services rendered the Company has agreed to issue 45,417 shares of its common stock to certain individuals in relation to the private placement. Also in February the Company received $2,500,000 in financing. Repayment of the principal will be paid out of the free cash of a new Lundy's location in Times Square as defined in the Agreement. The financing bears interest at prime plus 1%.

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

    The license agreement with the New York City Department of Parks (PARKS) is due to expire on June 30, 2000. In response to a Request for Proposal issued by PARKS, the Company submitted its proposal for a new fifteen year license agreement. In January 2000, the Company was informed by PARKS that it had made the first cut and was included as one of the three (3) finalists for the license award. In March 2000, the Company was informed that PARKS had recommended another proposer be awarded THE BOATHOUSE license agreement. After a thorough review of all the proposals the Company, believed that the award by PARKS was made as a result of a technical error. In April 2000, the Company presented its findings to the New York City Franchise Concession and Review Committee, the governing body charged with awarding all such license agreements. As a result of its testimony, the Company was asked to provide additional written information to Committee for further review by the 24th of April 2000. The Company intends to vigorously pursue all of its legal remedies with respect to its renewal of THE BOATHOUSE license agreement.


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

(c) On February 7, 2000, and February 9, 2000, the Registrant issued and sold an aggregate of 1,000,000 shares of its Common Stock to three accredited investors for a total purchase price of $2,000,000 under a Common Stock Purchase Agreement dated as of February 1, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

         27  Financial Data Schedule

(b)      Reports on Form 8-K

         During the period covered by this Report the Company filed a Form 8-K on February 15, 2000 reporting the issuance of 1,000,000 shares of its Common Stock to three accredited investors for a total purchase price of $2,000,000.

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



                                                     TAM RESTAURANTS, INC.
                                                     ---------------------
                                                     (Registrant)



              Dated: May 22, 2000                    /S/ FRANK CRETELLA
                                                     ------------------
                                                     Frank Cretella
                                                     President and
                                                     Chief Executive Officer



              Dated: May 22, 2000                    /S/ ANTHONY B. GOLIO
                                                     --------------------
                                                     Anthony B. Golio
                                                     Vice President