Form 10QSB/A
period 2000-03-29
TAM RESTAURANTS INC
filed 2000-06-13
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FORM 10-QSB/A (Mark One)
                         Amendment No. 1 to Form 10-QSB

[Mark One]

         [ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 29, 2000.

         [   ]  Transition report under Section 13 or 15 (d) of the Securities
                Exchange Act of 1934

For the transition period from                  to
                               ----------------    -------------------

                         Commission file number: 0-23757

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

                                 (718) 720-5959
                                 --------------
                           (Issuer's Telephone Number)



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
Yes   X      No
    ----       ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,503,000 shares of common stock as of March 29, 2000.

           Transitional Small Business Disclosure Format (check one):
                             Yes      No X
                                ---     ---

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 29, 2000
                                  FORM 10-QSB/A
                         Amendment No. 1 to Form 10-QSB

                                      INDEX


Part I.  FINANCIAL STATEMENTS                                            Page(s)

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet                             1
              as of March 29, 2000 (unaudited)

              Condensed Consolidated Statements of Operations
              For the Thirteen weeks and Twenty-Six weeks
              ended March 29, 2000 and March 31, 1999 (unaudited)              2

              Condensed Consolidated Statements of Cash flow
              For the Thirteen weeks and Twenty-Six weeks
              ended March 29, 2000 and March 31, 1999 (unaudited)              3

              Notes to unaudited Condensed Consolidated
              Financial Statements                                             4

Item 2.  Management's Discussion and Analysis of Financial
              Condition And Results of Operation                               6

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            10

Item 6.  Exhibits and Reports on Form 8-K                                     10

              Signature Page                                                  11




                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                  MARCH 29, 2000
                                                                  --------------
Current Assets
     Cash                                                          $  3,072,991
     Accounts receivable (net of allowance for
        doubtful accounts of $15,000)                                   730,272
     Inventory                                                          300,793
         Prepaid and other expenses                                     503,993
                                                                   ------------
Total Current Assets                                                  4,608,049

Property and Equipment-Net                                            5,556,200
Other Assets                                                            410,617
                                                                   ------------
TOTAL ASSETS                                                       $ 10,574,866
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Note payable bank                                         $    700,000
         Current portion of long-term debt                              142,813
         Current portion of loans payable, related parties               92,456
         Current portion of capitalized lease obligations               136,372
         Accounts payable                                               796,351
         Due to affiliates                                               94,808
         Contract deposits payable                                      492,025
         Accrued expenses and other                                   1,535,288
                                                                   ------------
Total Current Liabilities                                             3,990,113
                                                                   ------------

Long-term Liabilities
         Deferred rent expense                                          379,301
         Long-term debt - net of current portion                      2,519,681
         Loans payable-related parties - net of current portion         194,521
         Capitalized lease obligations-net of current portion           273,761
         Barter advances - net of current portion                       557,170
                                                                   ------------
Total Long-term Liabilities                                           3,924,434
                                                                   ------------

TOTAL LIABILITIES                                                     7,914,547
                                                                   ------------

Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

Stockholders' Equity
         Preferred stock; $.0001 par value;
            1,000,000 shares authorized,
            144,081 shares issued and outstanding                            14

         Common stock;  $.0001 par value,
            19,000,000 shares authorized;
            4,503,000 shares issued and outstanding                         450
         Additional paid-in capital                                   9,977,523
         Accumulated deficit                                         (7,317,668)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                                            2,660,319
                                                                   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $ 10,574,866
                                                                   ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Thirteen Weeks Ended          Twenty-six Weeks Ended
                                         March 31,         March 29,     March 31,      March 29,
                                           1999              2000          1999           2000
                                           ----              ----          ----           ----

Sales                                    $ 2,145,607    $ 2,341,944    $ 6,100,158    $ 6,988,094

Cost of Sales                              1,530,544      2,210,585      3,855,370      4,950,331
                                         -----------    -----------    -----------    -----------

     Gross Profit                            615,063        131,359      2,244,788      2,037,763

Operating and Administrative Expenses      1,105,842      1,636,815      2,611,945      3,361,197
                                         -----------    -----------    -----------    -----------

Loss from Operations                        (490,779)    (1,505,456)      (367,157)    (1,323,434)
                                         -----------    -----------    -----------    -----------

Other Expense
     Interest expense                        145,664        109,810        303,272        167,727
     Sales Tax Audit Assessment                             140,000                       140,000
     Barter Expense                           72,006        110,515        152,475        213,768
                                         -----------    -----------    -----------    -----------

          Total Other Expense                217,670        360,325        455,747        521,495
                                         -----------    -----------    -----------    -----------

     NET LOSS                            $  (708,449)   $(1,865,781)   $  (822,904)   $(1,844,929)
                                         ===========    ===========    ===========    ===========

Net loss per share:
Basic and Diluted                        $      (.20)   $      (.46)   $      (.23)   $      (.50)
                                         ===========    ===========    ===========    ===========
Weighted average number of common
shares outstanding - basic and diluted     3,503,000      4,073,000      3,503,000      3,791,000
                                         ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Twenty-Six weeks Ended
                                                         March 31, 1999  March 29, 2000
                                                         --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $  (822,904)   $(1,844,929)
     Adjustments to reconcile net loss
     to net cash provided by operating activities:
              Depreciation and amortization expense           574,958        435,156
              Deferred rent expense                             6,724         27,000
              Amortization of original issue discount         154,170           --
              Deferred income                                  (6,000)          --
     (Increase) decrease in:
              Accounts receivable                             165,866          1,090
              Inventory                                       (18,931)           138
              Prepaid and other expenses                     (111,618)      (194,201)
              Other assets                                     (6,450)       192,409
     Increase (decrease) in:
              Accounts payable                                245,869       (755,409)
              Contract deposits payable                       169,290         70,959
              Accrued expenses                               (467,621)       125,843
                                                          -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                        (116,647)    (1,941,944)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                   (309,302)       (90,414)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends Paid                                              --          (36,024)
     Proceeds from bank line of credit                           --          700,000
     Proceeds from long-term debt                                --        2,500,000
     Sale of common stock                                        --        2,000,000
     Repayment of related party loan                             --       (1,000,000)
     Proceeds from barter advances                            650,000        139,290
     Principal payments on long-term
          and capitalized lease obligations                  (395,277)       (74,381)
     Net repayments (advances) of affiliates and others        63,150        544,417
     Proceeds from equipment refinancing loans                   --          271,320
     Repayment of long-term debt                                 --          (22,087)
                                                          -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     317,873      5,022,535
                                                          -----------    -----------
Net increase (decrease) in cash                              (108,076)     2,990,177
Cash, Beginning of year                                       221,484         82,814
                                                          -----------    -----------
Cash, End of period                                       $   113,408    $ 3,072,991
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

4.   LOSS PER SHARE
     --------------
     For the calculation of the loss per share for the twenty-six weeks ended fiscal 2000 and 1999, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-dilutive. The net loss for the thirteen and twenty-six weeks ended March 29, 2000 has been adjusted for the preferred stock dividend of $18,010 and $36,024, respectively.

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

RESULTS OF OPERATIONS

     Sales for the twenty-six weeks ended March 29, 2000 were $6,988,094, an increase of $887,936 or 14.6%, as compared to $6,100,158 for the twenty-six weeks ended March 31, 1999. The Company's sales for the thirteen weeks ended March 31, 1999 were $2,341,944, an increase of $196,337 or 9.2%, as compared to $2,145,607 for the thirteen weeks ended March 31, 1999. The increase in sales for both the thirteen week period and twenty-six week period was primarily an increase in sales at the AMERICAN PARK and LUNDY'S locations.

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

     Operating and administrative expenses for the twenty-six weeks ended March 29, 2000 were $3,361,197 or 48.1% of sales as compared to $2,611,945 or 42.8% of sales for the twenty-six weeks ended March 31, 1999. Operating and administrative expenses for the thirteen weeks ended March 29, 2000 were $1,636,815 or 69.9% of sales as compared with $1,105,842 or 51.5% of sales for the thirteen weeks ended March 31, 1999. The increase in operating and administrative expenses was a result of the Company's gearing up for expansion relative to the opening of a new LUNDYS location in Times Square and the efforts related to the renewal of THE BOATHOUSE license agreement with the New York City Department of Parks.

     Other expenses for the twenty-six weeks ended March 29, 2000 were $521,495, an increase of $66,748 or 14.4%, as compared to $455,747 for the twenty-six weeks ended March 31, 1999. Other expenses for the thirteen weeks ended March 29, 2000 were $360,325, an increase of $142,655 or 65.5%, as compared to $217,670 for the thirteen weeks ended March 31, 1999. Other expenses for the twenty-six weeks ended March 29, 2000 consisted of $213,768 of barter expense as compared to $152,475 in fiscal 1999. The Company also completed an sales tax audit for the period ending September 1994, the results of the audit was a one time charge to earnings of approximately $140,000 in underpaid taxes, penalties and interest. These increases were offset by a decrease in interest expense related to a charge of $154,170 for an original issue discount resulting from the issuance of the Kayne Anderson warrants.

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

     During the twenty-six weeks ended March 29, 2000, net cash increased by $2,990,177. Net cash used in operating activities was $1,941,944. Net cash used in investing activities was $90,414, relating primarily to the finalization of the Company's year 2000 preparation. The net increase in cash from financing activities was $5,022,535.

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



                                                     TAM RESTAURANTS, INC.
                                                     ---------------------
                                                     (Registrant)



              Dated: June 12, 2000                   /S/ FRANK CRETELLA
                                                     ------------------
                                                     Frank Cretella
                                                     President and
                                                     Chief Executive Officer



              Dated: June 12, 2000                   /S/ ANTHONY B. GOLIO
                                                     --------------------
                                                     Anthony B. Golio
                                                     Vice President