Form 10QSB
period 2000-06-28
TAM RESTAURANTS INC
filed 2000-08-21
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X    Quarterly report under Section 13 or 15 (d) of the Securities Exchange
-----  Act of 1934


For the quarterly period ended JUNE 28, 2000.

        Transition report under Section 13 or 15 (d) of the Securities Exchange ------- Act of 1934

For the transition period from _______________ to ___________________.

Commission file number    0-23757
                          -------


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
Yes       X                 No
         ---                  ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,503,000 SHARES OF COMMON STOCK AS OF AUGUST 8, 2000.

           Transitional Small Business Disclosure Format (check one):
                                  Yes     No  X
                                     ---     ---

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 28, 2000
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL STATEMENTS                                          PAGE(S)


ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet                                 1
         as of June 28, 2000 (unaudited).

         Condensed Consolidated Statements of Operations
         For the Thirteen weeks and Thirty-Nine weeks
         ended June 28, 2000 and June 30, 1999 (unaudited).                   2

         Condensed Consolidated Statements of Cash Flows
         For the Thirty-Nine weeks ended June 28, 2000 and
         June 30, 1999 (unaudited).                                           3

         Notes to unaudited Condensed Consolidated
         Financial Statements                                                 4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             6

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10

         SIGNATURE PAGE                                                      11



                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                           JUNE 28, 2000
                                                                           -------------
Current Assets
     Cash                                                                  $    130,754
     Accounts receivable (net of allowance for
        doubtful accounts of $15,000)                                           780,492
     Inventory                                                                  353,388
         Prepaid and other expenses                                             493,619
                                                                           ------------
Total Current Assets                                                          1,758,253

Property and Equipment-Net                                                    5,807,994
Due from Affiliates                                                             372,915
Restricted Cash                                                               2,236,492
Other Assets                                                                    515,652
                                                                           ------------
TOTAL ASSETS                                                               $ 10,691,306
                                                                           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Current portion of long-term debt                                 $    120,868
         Note payable bank                                                      700,000
         Current portion of loans payable, related parties                      125,510
         Current portion of capitalized lease obligations                       129,002
         Accounts payable                                                     1,145,740
         Contract deposits payable                                              323,838
         Barter Advances                                                        546,018
         Accrued expenses and other                                           1,574,327
                                                                           ------------
Total Current Liabilities                                                     4,665,303
                                                                           ------------

Long-term Liabilities
         Deferred rent expense                                                  582,952
         Long-term debt - net of current portion                              2,505,362
         Loans payable-related parties - net of current portion                 105,190
         Capitalized lease obligations-net of current portion                   240,689
                                                                           ------------
Total Long-term Liabilities                                                   3,434,193
                                                                           ------------

TOTAL LIABILITIES                                                             8,099,496
                                                                           ------------



                              STOCKHOLDERS' EQUITY

Stockholders' Equity
         Preferred stock; $.0001 par value; 1,000,000 shares authorized,
            144,081 shares issued and outstanding                                    14

         Common stock;  $.0001 par value,  19,000,000 shares authorized;
            4,503,000 shares issued and outstanding                                 450
         Additional paid-in capital                                           9,977,523
         Accumulated deficit                                                 (7,386,177)
                                                                           ------------

TOTAL STOCKHOLDERS' EQUITY                                                    2,591,810
                                                                           ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                     $ 10,691,306
                                                                           ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED

                                                    June 30,        June 28,          June 30,          June 28,
                                                     1999             2000              1999              2000
                                                     ----             ----              ----              ----

Sales                                             $ 6,687,053      $ 6,942,768      $ 12,787,211       $ 13,930,862


Cost of Sales                                       3,810,784        3,946,420         7,666,154          8,896,751
                                                    ---------        ---------         ---------          ---------


     Gross Profit                                   2,876,269        2,996,348         5,121,057          5,034,111


Pre-Opening Expenses                                        -          197,288                 -            197,288

Operating and Administrative Expenses               2,309,135        2,501,515         4,921,080          5,862,712
                                                    ---------        ---------         ---------          ---------


Income (Loss) from Operations                         567,134          297,545           199,977        (1,025,889)
                                                      -------          -------           -------        -----------


Other Expense

     Interest Expense - net                           198,454          121,100           501,726            288,827

     Barter Expense                                   162,845          226,944           315,320            440,712

     Sales Tax Audit Assessment                             -                -                 -            140,000
                                                                                                            -------


          Total Other Expense                         361,299          348,044           817,046            869,539
                                                      -------          -------           -------            -------


     NET INCOME (LOSS)                             $  205,835       $ (50,499)      $  (617,069)      $ (1,895,428)
                                                   ==========       ==========      ============      =============


Net income (loss) per share - Basic                      $.06           $(.02)            $(.18)             $(.48)
                                                         ====           ======            ======             ======

Weighted average number of common
shares outstanding - Basic                         3,503 ,000        4,503,000         3,503,000          4,023,147
                                                   ==========        =========         =========          =========

Net income (loss) per share  - Diluted                   $.06          $(.02)             $(.18)             $(.48)
                                                         ====          =======            ======             ======

Weighted average number of common
shares outstanding - Diluted                        3,647,081        4,503,000         3,503,000          4,023,147
                                                    =========        =========         =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           Thirty-Nine weeks Ended
                                                                      JUNE 30, 1999       JUNE 28, 2000
                                                                      -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $  (617,069)   $(1,895,428)
     Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
              Depreciation and amortization expense                          806,524        659,524
              Deferred rent expense                                            3,362        230,651
              Amortization of warrants issued on debt conversion30,257          --
              Amortization of original issue discount                        231,255           --
              Deferred income                                                 (6,000)          --
     (Increase) decrease in:
              Accounts receivable                                            (54,139)       (49,130)
              Inventory                                                      (90,887)       (52,457)
              Prepaid and other expenses                                     (99,441)      (183,827)
              Other assets                                                   (41,469)        87,374
     Increase (decrease) in:
              Accounts payable                                               203,265       (406,020)
              Accrued expenses                                               (79,023)       164,882
              Contract deposits payable                                         --          (97,228)
                                                                         -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          286,635     (1,541,659)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                  (570,562)      (566,576)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments  of officer's loans                                        3,357           --
     Dividends paid                                                             --          (54,034)
     Proceeds from bank line of credit                                          --          700,000
     Proceeds from long term debt                                               --        2,500,000
     Sale of common stock                                                       --        2,000,000
     Repayment of related party loan                                            --       (1,000,000)
     Proceeds from barter advances                                           650,000        128,138
     Proceed from equipment refinancing loans                                   --          254,658
     Principal payments on long-term debt
        and capitalized lease obligations                                   (478,236)      (156,512)
     Net repayments (advances) of affiliates and others                       (4,610)        20,417
                                                                         -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    170,511      4,392,667
                                                                         -----------    -----------
Net increase (decrease) in cash                                             (113,416)     2,284,432
Cash, Beginning of year                                                      221,484         82,814
                                                                         -----------    -----------
Cash, End of period                                                      $   108,068    $ 2,367,246
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

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ended September 29, 1999. Operating results for the thirteen and thirty-nine week periods ended June 28, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 27, 2000.

2.   ACCOUNTING PERIOD

     The Company reports on a 52/53 year.

3.   LONG-TERM DEBT

     In October 1997, the Company obtained $1,000,000 in a secured loan from two entities collectively known as Kayne Anderson. In February 2000 the Company repaid this loan.

     In February 2000, the Company received $2,500,000 in financing from a loan syndicate headed by Kayne Anderson to construct the Lundy's restaurant in Times Square. The proceeds are maintained in a separate account and can only be used to construct and open the Times Square restaurant. Repayment of the principal will be paid out of the free cash flow of the Times Square Lundy's in accordance with the terms of the loan agreement. The loan bears interest at prime plus 1%.


4.   LOSS PER SHARE

     For the calculation of the loss per share for the thirty-nine weeks ended fiscal 2000 and 1999, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-dilutive. The net loss for the thirteen and thirty-nine weeks ended June 28, 2000 has been adjusted for the preferred stock dividend of $18,010 and $54,034, respectively. The net loss for the thirteen and thirty-nine weeks ended June 30, 1999 has been adjusted for the preferred stock dividend of $18,010 and $36,020, respectively.

5.   SALE OF COMMON STOCK

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

     OVERVIEW

          The Company currently operates LUNDY BROS. RESTAURANT ("LUNDY'S"), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, THE BOATHOUSE IN CENTRAL PARK ("THE BOATHOUSE", see discussion below), a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park, and AMERICAN PARK AT THE BATTERY ("AMERICAN PARK"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark.

         The Company operates THE BOATHOUSE under a 15-year license agreement issued by The New York City Department of Parks and Recreation ("Parks"). The Company's original license agreement expired on June 30, 2000. In June of 1999 Parks issued a formal Request for Proposal so that all potential operators, including the Company, could submit a proposal to operate THE BOATHOUSE for a new 15-year license term. In March 2000, the Company was informed by Parks that it had recommended another proposer be awarded THE BOATHOUSE license agreement, beginning July 1, 2000. After a thorough review of all the proposals, the Company believed that the award by Parks was made as a result of a technical error. In April 2000, the Company presented its findings to the New York City Franchise Concession and Review Committee (the "Committee"), the governing body charged with awarding all such license agreements. At the request of the Committee, the Company provided additional written information to Committee for further review by April 24, 2000. In late June 2000, the Company was informed that despite its efforts the recommendation by Parks to award THE BOATHOUSE contract to another proposer was upheld and the Company would cease its operations at THE BOATHOUSE effective July 1, 2000. On June 30, 2000, the Company entered into an agreement with both Parks and Central Park, LLC, THE BOATHOUSE'S new operator to extend its operation of THE BOATHOUSE through September 30, 2000. The agreement with Parks requires that the Company pay a minimum of $450,000 and a maximum of $500,000 in rent for the three months of additional operation at THE BOATHOUSE. The total rent figure was based on actual 1999 revenues and 1999 percentage rent formula then applied. The agreement with Central Park Boathouse, LLC provides that as consideration for the three month license extension to September 30, 2000, the Company transfer title to all assets and leasehold improvements at THE BOATHOUSE to Central Park Boathouse, LLC. The depreciated value of these assets on the Company's books at year-end will be approximately $265,000. The Company believes that based upon the historical success that it has achieved during the July through September period, its revenues and profits will significantly exceed the value of the equipment and supplies it is conveying as part of agreement with Central Park Boathouse, LLC. THE BOATHOUSE generates annual gross revenues in excess of $8 million. For the thirty-nine week period ended June 28, 2000 generated approximately $6 million in gross revenues and income from direct operations of approximately $1 million. The expiration of the Company's license to operate THE BOATHOUSE will have a significant impact on the Company's operating results.


     RESULTS OF OPERATIONS

         Sales for the thirty-nine weeks ended June 28, 2000 were $13,930,862, an increase of $1,143,651 or 8.9%, as compared to $12,787,211 for the thirty-nine weeks ended June 30, 1999. The Company's sales for the thirteen weeks ended June 28, 2000 were $6,942,768, an increase of $255,715 or 3.8%, as compared to $6,687,053 for the thirteen weeks ended June 30, 1999. The increase in sales for the thirty-nine week period was primarily due a significant increase in sales at both AMERICAN PARK and LUNDYS. The increase in sales for the thirteen-week period was primarily due to a significant increase in sales at AMERICAN PARK.

          Cost of sales for the thirty-nine weeks ended June 28, 2000 were $8,896,751 or 63.9% of sales as compared to $7,666,154 or 60% of sales for the thirty-nine weeks ended June 30, 1999. Cost of sales for the thirteen weeks ended June 28, 2000 were $3,946,420 or 56.8% of sales as compared to $3,810,784 or 57% of sales for the thirteen weeks ended June 30, 1999. For the thirty-nine week period the increase in the cost of sales relative to overall sales can be attributed to significant increases in payroll expenses at THE BOATHOUSE and AMERICAN PARK, in addition to an unusually short supply of lobsters during the winter months that caused a dramatic increase in the cost of goods at LUNDYS. In the current thirteen-week period the increase in sales in conjunction with tighter controls on labor cost and purchasing returned cost of sales to the levels the Company has maintained in the past.

         As a result of the foregoing, gross profit for the thirty-nine weeks ended June 28, 2000 was $5,034,111 or 36.1% of sales as compared to $5,121,057 or 40% of sales for the thirty-nine weeks ended June 30, 1999, a decrease of $86,946 or 1.7%. Gross profit for the thirteen weeks ended June 28, 2000 was $2,996,348 or 43.2% of sales an increase of $120,079 or 4.2%
     as compared to $2,876,269 or 43.0% of sales for the thirteen weeks ended June 30, 1999.

         In April 2000, the Company began construction on a new LUNDY BROS. RESTAURANT in New York City's Times Square. The restaurant is intended to open in the late fourth quarter of calendar 2000. This resulted in a non-cash, pre-opening expense of $197,288 for the thirteen weeks ended June 28, 2000, primarily due to deferred rent expense.

          Operating and administrative expenses for the thirty-nine weeks ended June 28, 2000 were $5,862,712 or 42.1% of sales as compared to $4,921,080 or 38.5% of sales for the thirty-nine weeks ended June 30, 1999. Operating and administrative expenses for the thirteen weeks ended June 28, 2000 were $2,501,515 or 36.0% of sales as compared with $2,309,135 or 34.5% of sales for the thirteen weeks ended June 28, 1999. For the thirteen and thirty-nine weeks ended June 30, 1999 operating and administrative expenses increased by $941,632 and $192,380 respectively. The increase in operating and administrative expenses was a result of the Company's gearing up for expansion relative to the opening of a new LUNDYS location in Times Square and the efforts related to the renewal of THE BOATHOUSE license agreement with the New York City Department of Parks.

          Other expenses for the thirty-nine weeks ended June 28, 2000 were $869,539, an increase of $52,493 or 6.4%, as compared to $817,046 for the thirty-nine weeks ended June 30, 1999. Other expenses for the thirteen weeks ended June 28, 2000 were $348,044, a decrease of $13,255 or 3.7%, as compared to $361,299 for the thirteen weeks ended June 30, 1999. Other expenses for the thirty-nine weeks ended June 28, 2000 consisted of $288,827 of interest expense as compared to $501,726 during the same period in fiscal 1999, this reduction resulted primarily from an original interest discount charge taken in fiscal 1999. The decrease in interest expense, however, was offset by an increase in barter expense for the thirty-nine weeks ended June 28, 2000 to $440,712 as compared to $315,320 in fiscal 1999, combined with a sales tax audit assessment of $140,000 for the period ending September 1994.

          As a result of the foregoing, the net loss amounted to $1,895,428 or $.48 per share (basic and diluted) for the thirty-nine weeks ended June 28, 2000, as compared to a net loss of $617,069 or $.18 (basic and diluted) per share for the thirty-nine weeks ended June 30, 1999. For the thirteen weeks ended June 28, 2000, the net loss amounted to $50,499 or $.02 per share (basic and diluted), as compared to net income of $205,835 or $.06 per share (basic and diluted) for the thirteen weeks ended June 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at June 28, 2000, the Company had a working capital deficit of $2,907,050, due to, among other things, costs associated with development, opening and start-up costs of AMERICAN PARK and PARK VIEW at THE BOATHOUSE and building a corporate infrastructure sufficient to support the Company's operations. Further, the loss of THE BOATHOUSE license agreement, effective September 30, 2000, will negatively impact on the Company's cash flow. As a result, the Company has and will be substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors, and stockholders, and bartering transactions with member dining clubs, to finance a portion of its working capital requirements.

          During the thirty-nine weeks ended June 28, 2000, net cash increased by approximately $2,300,000. Net cash during the thirty-nine weeks ended June 28, 2000 used in operating activities was $1,542,000 and net cash used in investing activities was $567,000, and cash provided by financing activities was $4,393,000. The cash provided by financing activities relates primarily to the sale of common stock and the addition of $2,500,000 in long term debt to fund the construction of the new LUNDY'S BROS. RESTAURANT in Times Square and $1,082,796 in additional financing generated through bank lines of credit, equipment refinancing and barter card proceeds. This was offset by the repayment of the Kayne Anderson loans and other debt.

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

         In October 1997, the Company obtained $1,000,000 in a secured loan from two entities collectively known as Kayne Anderson. In February 2000 the Company repaid this loan.

         In February 2000, the Company, in a private placement, sold 1 million shares of common stock at $2.00 per share for net proceeds of $2,000,000.

         In February 2000, the Company received $2,500,000 in financing from a loan syndicate headed by Kayne Anderson to construct a LUNDY BROS RESTAURANT in New York's Times Square. The proceeds are maintained in a separate account and can only be used to construct and open the Times Square restaurant. Repayment of the principal will be paid out of the free cash flow of the Times Square LUNDY'S in accordance with the terms of the loan agreement. The loan bears interest at prime plus 1%.

         The Company will need to raise additional capital to fund its operations until the cash flow provided by the planned LUNDY BROS. RESTAURANT in Times Square is sufficient to cover the shortfall created by the expiration of THE BOATHOUSE license. Other than the ability to enter into bartering transactions with member dining clubs, the Company has no current arrangements with respect to, or potential sources of, additional financing, and it is not anticipated that any officers, directors or stockholders will provide any additional loans to the Company.

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

         The Company anticipates that the new LUNDY BROS. RESTAURANT, currently under construction in New York's Times Square will generate gross revenue approximately equal to those generated by THE BOATHOUSE. However, as a covenant of the restaurant's financing arrangement, 75% of the free cash flow generated from that restaurant's operation, as defined by its loan agreement, will go directly to repay the $2.5 million of principal invested in the construction and opening of that location.

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


     SUBSEQUENT EVENTS

         On June 2, 2000 NASDAQ notified the Company that its common stock and warrants would be delisted from the NASDAQ small cap stock market on September 7, 2000 unless the closing bid price on the common stock was at least $1.00 per share for ten consecutive days. As of August 17, 2000 the bid price of the shares had not satisfied the listing criteria. If the shares fail to meet the listing criteria the Company's stock will be delisted from NASDAQ and will trade on the pink sheet.

          On July 29, 2000 TAM's co-founder and President Frank Cretella resigned the position of President. He retains the title of Chief Executive Officer. Mr. Cretella's duties will now consist of managing the construction of Times Square Lundy's and in assisting the Board in raising additional financing. Mr. Cretella remains a director of the Company.

         On July 29,2000 TAM's co-founder, Jeanne Cretella took an unpaid leave of absence of 60 days, to attend to personal matters. Mrs. Cretella remains a Director of the Company.

         On August 16,2000 the Board of Directors voted to increase the size of the Board from 6 to 7 members. That same day the Board of Directors elected Anthony Golio to the position of President of TAM Restaurants Inc. Mr. Golio retains his titles of Chief Operating Officer and Chief Financial Officer.

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the period covered by this report.

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



                                                     TAM RESTAURANTS, INC.
                                                     ---------------------
                                                     (Registrant)



     Dated: August 21, 2000            /S/ FRANK CRETELLA
                                       -----------------------------------------
                                       Frank Cretella
                                       Chief Executive Officer

     Dated: August 21, 2000            /S/ ANTHONY B. GOLIO
                                       -----------------------------------------
                                       Anthony B. Golio
                                       President