Form 10KSB
period 2000-09-27
TAM RESTAURANTS INC
filed 2001-02-22
CIK 1048796

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2000

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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ].

THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2000 WERE $20,147,199.

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $143,000 AS AT THE CLOSE OF BUSINESS ON FEBRUARY 21, 2001.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 21, 2001 WAS 4,543,500.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE



                              TAM RESTAURANTS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


PART I.

         ITEM 1.  Description of the Business......................................................  1

         ITEM 2.  Description of Property..........................................................  9

         ITEM 3.  Legal Proceedings................................................................ 10

         ITEM 4.  Submission of Matters to a Vote of Security Holders.............................. 10

PART II.

         ITEM 5.  Market for Common Equity and Related Stockholder Matters......................... 11

         ITEM 6.  Management's Discussion and Analysis of Plan of Operation........................ 11

         ITEM 7.  Financial Statements............................................................. 15

         ITEM 8.  Changes in and Disagreements With Accountants on Accounting and Financial
                    Disclosure......................................................................15

PART III.

         ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act...............................15

         ITEM 10.  Executive Compensation.......................................................... 18

         ITEM 11.  Principal Stockholders.......................................................... 21

         ITEM 12.  Certain Transactions............................................................ 23

         ITEM 13.  Exhibits, List and Reports on Form 8-K...........................................25

         Signatures................................................................................ 26

         Consolidated Financial Statements.........................................................F-1

PART I



ITEM 1.  DESCRIPTION OF THE BUSINESS

         The Company operates LUNDY BROS. RESTAURANT ("LUNDY'S), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, AMERICAN PARK AT THE BATTERY ("AMERICAN PARK"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark, and operated THE BOATHOUSE IN CENTRAL PARK ("THE BOATHOUSE"), a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park through September 30, 2000 (See discussion below).

LUNDY'S

         LUNDY'S is a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York. The Company opened LUNDY'S in December 1995, approximately 16 years after the original LUNDY'S restaurant closed. The original LUNDY'S, a storied Brooklyn landmark, originally opened in 1934 and is believed to have been the largest restaurant in the United States during the time it was open, with seating capacity for approximately 2,400 guests. The building which LUNDY'S occupies was declared a historic landmark building by the New York City Landmarks Preservation Commission in 1992. The Company is in the process of building another Lundy's restaurant in Times Square section of Manhattan and anticipates this restaurant opening in March 2001.

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

         MENU

         LUNDY'S menu features a wide variety of fresh seafood items, including lobster, crab, shrimp, oysters, clams and daily fish specials, cooked to order in a variety of ways: steamed, sauteed, broiled, grilled, blackened and fried. In addition, LUNDY'S offers a selection of steaks, chicken dishes, pasta dishes, pizzas, appetizers, chowders, salads and fresh-baked desserts. LUNDY'S also offers full bar service, from which a variety of brand name alcohols, mixed drinks, wines and beers, including selected micro-brewed beers, can be ordered, at the bar or with table service. LUNDY'S feature menu selection is its "Shore Dinner," which consists of a chowder or salad; steamed or baked clams, a whole Maine lobster and chicken; fruit pie; and a beverage, for $22.95. The Company believes that LUNDY'S is widely recognized for its "signature" biscuits, chowders and apple, blueberry pies and its 40 item Sunday brunch buffet.

         The menu mix has been carefully developed to balance the higher priced items, such as lobster and fresh fish, with lower cost items, such as pizza and pasta dishes. Dinner entrees range in price from $10.95 to $28.95 and the average dinner check is approximately $36.00 per person.

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

         The new Lundy's being constructed in Times Square will be approximately 14,000 square feet with a seating capacity of 420.

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


THE BOATHOUSE

         THE BOATHOUSE is a multi-use, lakeside facility which features an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park. The Company operated THE BOATHOUSE pursuant to a 15-year license agreement with the City of New York Department of Parks and Recreation (the "Parks Department"). Pursuant to the license agreement, the Company was required to pay a fee to the Parks Department each license year (June 30 through the following June 29) equal to the greater of (i) $90,000 (which increased to $95,000 per year on June 30, 1999) or (ii) the sum of 13% of gross revenue from food and merchandise sales and 16% of gross revenues (which increased to 17% on June 30, 1999) from rowboat and bicycle rentals. The Company was required to maintain certain minimum levels of insurance with respect to the facility. The license agreement expired on June 29, 2000, and the Parks Department awarded the license to another party. On June 30, 2000, the Parks Department extended the Company's license agreement until September 30, 2000 for a flat license fee of $450,000. Revenues and profits generated by THE BOATHOUSE are material to the Company's overall performance.


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

         The free-standing outdoor kiosk serves burgers, hot dogs, sandwiches, snacks, cold beverages, beer, wine and fruit smoothies to tourists and park visitors from April through October.

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


STRATEGY

         The Company's strategy is to initially develop and operate a limited number of additional LUNDY'S restaurants. The Company intends to focus its efforts in the New York City metropolitan area. The Company has limited experience in expanding its operations and there can be no assurance that it will be able to successfully do so. The Company is in the process of building another Lundy's restaurant in Times Square section of Manhattan and anticipates this restaurant opening in March 2001.

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


RESTAURANT OPERATIONS

         MANAGEMENT AND EMPLOYEES

         Each location's operations is managed by a general manager and managers for certain operations of the location, such as kitchen, dining room (waiters and busboys), office (administration) and catering. The number of employees at each location fluctuates from season to season and depending upon the number of catering events. Because some restaurant seating areas and certain other operations are not open year round, the Company is required to hire new personnel annually for each unit. The Company introduced a management bonus plan, for unit level management, which provides bonuses based on the financial results of the managements' particular location.

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

         PURCHASING

         Obtaining a reliable supply of quality seafood and other food and beverage items at competitive prices is critical to the Company's success. The Company has formed long-term relationships with several seafood suppliers, fish markets and operators of fishing boats. Each restaurant purchases its own supply of food and beverage items through a central purchasing department which maintains a list of approved suppliers. The Company regularly arranges to purchase a fishing boat's day catch of lobsters and select fish, reducing its price per pound and ensuring superior quality. The Company has a computerized food purchasing and tracking system which maintains a current database of suppliers and continuously updates supplier's pricing to enable its restaurants to obtain the lowest prices available from Company approved suppliers.

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

         QUALITY CONTROL

         The Company maintains a continuous inspection program for all of its seafood purchases. Each shipment of seafood and other food items is inspected for quality and weight by the restaurant management. All food items must be purchased from Company-approved suppliers. In addition, LUNDY'S houses a seafood laboratory where shipments of seafood are randomly tested to assure quality.

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

         During the years ended September 29, 1999 and September 27, 2000, LUNDY'S catered 305 and 337 private functions, respectively, THE BOATHOUSE catered 297 and 245 private functions, respectively, and AMERICAN PARK catered 200 and 264 private functions, respectively.

         In April 1997, the Company entered into a five-year agreement with Bay Cruises, LLC ("Bay Cruises") to act as exclusive caterer for all entertainment cruises conducted by Bay Cruises from any location in the New York metropolitan area. Bay Cruises conducted entertainment cruises from its Sheepshead Bay dock from December 1996 through February 1998 when it ceased operation. In December 1998, the Company and Bay Casino, LLC ("Bay Casino"), the successor to Bay Cruises, renegotiated the terms of the catering agreement by extending the initial term of the agreement by a year with an option to the Company for an additional five-year extension. Further, under this agreement, the Company operated under the name "Lundy's at Sea", and offered all beverage service in addition to food services on Bay Casino's vessels. The Company agreed to pay Bay Casinos a license fee of 15% of all food sales and 25% of all beverage sales generated from the agreement. On July 8, 1999, Bay Casino resumed operation. On or about January 2000, Bay Casino ceased operations and the Company wrote off all of the assets relative to this operation.


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

         LUNDY'S, and AMERICAN PARK are high-profile locations which host many special events and receive extensive press coverage. All three units have been featured in several magazines, including Gourmet, Travel & Leisure, The New York Times Magazine and New York Magazine, and have been the subject of several television news stories. As a result, these restaurants receive a great deal of publicity in addition to the publicity obtained from the Company's advertising efforts.

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

         The Company previously entered into a settlement agreement with Sheepshead Restaurant Associates, Inc. ("Sheepshead") to settle a dispute relating to the Lundy's trademark. As part of the settlement, Sheepshead agreed to dismiss its petition for cancellation of the Lundy's trademark registration previously granted to the Company. Additionally, the Company obtained all of Sheepshead's alleged rights to the Lundy's marks and any goodwill associated therewith. In consideration, the Company issued to the four principal stockholders of Sheepshead an aggregate of 22,056 shares of unregistered common stock and warrants to purchase an aggregate of 5,516 shares of common stock. The Company further agreed (i) to pay a fee of $10,000 to Sheepshead upon the opening, by the Company, of certain new restaurants with a seating capacity of up to 150 persons, (ii) to open a new restaurant utilizing the Lundy's name by September 1999, and (iii) to pay Sheepshead .75% of gross revenues in excess of a minimum threshold (as determined by the seating capacity of the restaurant) earned by any new restaurant established by the Company that utilizes the Lundy's name. The settlement agreement further provides that if the Company is unable to meet the requirement set forth in (ii) above, the rights claimed by Sheepshead to the Lundy's trademark and acquired by the Company revert back to Sheepshead. The Company is currently in discussions with Sheepshead regarding this issue and the Company is confident that the Company's rights to the Lundy's trademark are protected.

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


EMPLOYEES

         As of September 27, 2000, the Company employed 387 persons, of whom 37 were in management and 350 were in non-management restaurant operations. Approximately 37 of those individuals were employed on a salary basis. The Company believes its employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY

         Until July 31, 2000 the Company leased approximately 4,300 square feet of space in Staten Island, New York for its executive offices from Frank Cretella, a director and a principal stockholder of the Company. Beginning August 1, 2000 the Company downsized its office space to approximately 2,500 square feet. The landlord has requested that the Company vacate this space on or before April 15, 2001 and the Company is currently seeking suitable office space and is confident that such space will be found.

         The Company leases 18,505 square feet of space in Sheepshead Bay, Brooklyn, New York, where LUNDY'S is located pursuant to a lease which expires in 2014. The current annual rent payable under the lease is $414,622 during fiscal 2000. Upon the expiration of the lease, the Company has two 10-year renewal options.

         Until July 31, 2000 the Company leased approximately 6,000 sq. ft. warehouse in Bayonne, New Jersey, from Leisure Time Services, Inc., a company wholly-owned by Jeanne Cretella, a director and a principal stockholder of the Company. Beginning August 1, 2000 the Company downsized its space bringing its annual rent to approximately $6,000 per year.

         The Company operated THE BOATHOUSE in Central Park, New York City pursuant to a license from the Parks Department which initially expired in June 2000. On June 30, 2000, the Parks Department extended the Company's license agreement until September 30, 2000 for a flat license fee of $450,000.

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

         The Company has recently become aware of an Administrative charge of racial discrimination brought by a former employee, which was originally filed with the New York State Division of Human Rights in 1989 against The Boathouse Cafe - TAM Food Services. The Complainant alleges a violation of State and Federal laws. A preliminary conference has been set by the State Division for March 9, 2001. The Company believes that these claims are baseless and intends to vigorously defend against them.

         In the ordinary course of business, the Company is a party to other legal proceedings, the outcome of which, either singly, or in the aggregate, is not expected to be material.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants was traded on the Nasdaq SmallCap Market under the symbols "TAMR" and "TAMRW", respectively. The Company was notified by NASDAQ that it did not meet the continued listing criteria for the SmallCap Market and as such was delisted from the SmallCap Market and began trading on the OTC Bulletin Board on September 7, 2000. The Company's Registration Statement (SEC No. 333-39937) registering the Common Stock and Warrants was declared effective by the Securities and Exchange Commission on February 10, 1998 and trading in the securities commenced on February 10, 1998. The Common Stock was offered and sold to the public at $5.00 per share, and the Warrants were offered and sold at $.10 per Warrant. The high and low closing bid price for the Common Stock below reflects the quotations for the period in which trading in the Common Stock took place.

                                    HIGH             LOW
                                    ----             ---
         FISCAL 1999
         First Quarter              $2.25            $1.95
         Second Quarter             $2.63            $1.94
         Third Quarter              $2.50            $1.16
         Fourth Quarter             $1.50            $1.00
         FISCAL 2000

         First Quarter              $2.19            $ .50
         Second Quarter             $2.38            $1.00
         Third Quarter              $ .78            $ .56
         Fourth Quarter             $ .78            $ .09

         As of September 27, 2000 there were 4,535,500 shares of Common Stock outstanding and held of record by approximately 57 stockholders. In addition, the Company believes that there are in excess of 300 beneficial owners of the Common Stock and Warrants whose shares are held of record or in "street name".

         In February 2000, the Company, in a private placement pursuant to Regulation D under the Securities Act of 1933, sold 1 million shares of common stock at $2.00 per share for net proceeds of $2,000,000.

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


OVERVIEW

         The Company operates LUNDY'S, a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, AMERICAN PARK, a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park. a New York City landmark, and operated THE BOATHOUSE, a multi-use facility featuring an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park, through September 30, 2000.

RESULTS OF OPERATIONS

         YEAR ENDED SEPTEMBER 27, 2000 COMPARED TO YEAR ENDED SEPTEMBER 29, 1999

         Sales for the fiscal year ended September 27, 2000 ("fiscal 2000") were $20,147,199, an increase of $954,317, or 5.0%, as compared to $19,192,882 for the year ended September 29, 1999 ("fiscal 1999"). The increase in sales is primarily attributable to an increase in revenues at AMERICAN PARK. The Company's food, liquor and other revenues accounted for 71.7%, 22.5% and 5.8% of sales respectively for fiscal 2000 and 72.3%, 23.2% and 4.5% of sales, respectively, for fiscal 1999.

         Cost of sales for fiscal 2000 were $ 13,012,538, an increase of $ 3,318,659 or 34.2%, as compared to $9,693,879 for fiscal 1999. The increase in the cost of sales is attributable to significant managerial and operational problems at LUNDY'S, which were substantially corrected in August 2000, as well as losses experienced as a result of the Company's involvement in providing food and beverage services for Bay Casino, LLP and the termination of the Company's mail order operations.

         Gross profit for fiscal 2000 was $ 7,134,661 or 35.4% of sales, as compared to $9,499,003 or 49.5% of sales for fiscal 1999. The decrease in gross profit is primarily attributed to significant losses the Company experienced in the second and third quarter of fiscal 2000. Beginning in June 2000 the Company began a restructuring program and effective July 29, 2000 Mr. Cretella resigned as President of the Company.

         Operating expenses for fiscal 2000 were $ 10,869,309 or 53.9% of sales, as compared to $8,714,024 or 45.4% of sales for fiscal 1999. Operating expenses for fiscal 2000 were higher primarily as a result of the costs associated with the closing of THE BOATHOUSE and LUNDY'S AT SEA which accounted for a one time charge to earnings of $1,208,447, non-recurring sales tax assessments of $420,000 and costs associated with the Company's restructuring and its aggressive pursuit of The Boathouse license agreement.

         Other expenses for fiscal 2000 were $ 1,094,293, an increase of $ 7,960 or 0.1%, as compared to $1,086,323 for fiscal 1999. Other expenses for fiscal 2000 consisted of $ 400,003 of interest expense and $721,964 of barter expense. This was partially offset by interest income of $27,684. Other expenses for fiscal 1999 consisted of $262,673 of interest expense, $485,053 of barter expense, a non-recurring, non-cash charge of $308,083 relating to the original issue discount associated with a $1,000,000 loan provided to the Company by Kayne Anderson (defined below) and a non-recurring, non-cash charge of $30,257 associated with warrants issued to Frank Cretella, the Company's director and principal stockholder, in conjunction with Mr. Cretella's conversion of a note due him by the Company into Preferred Stock (defined below).

         As a result of the foregoing, loss from continuing operations for fiscal 2000 was $ 4,828,931 or $1.18 per diluted share as compared to a loss from continuing operations of $301,344 or $0.10 per diluted share for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at September 27, 2000, the Company had a working capital deficit of $ 5,951,259), due to, among other things, costs associated with development, and pre-opening costs associated with Lundy's Times Square, the loss of THE BOATHOUSE license agreement, the closing of LUNDY'S AT SEA, the suspension of the Company's mail order operations and a general corporate restructuring. The Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements. As a result, of the above the Company ability to carry out its business and continue as a going concern is contingent upon continued trade vendor support, additional financing or equity. Management is aggressively seeking to locate and secure the required financing.


         During fiscal 2000, net cash decreased by $ 4,285. Net cash used by operating activities was $ 532,252 compared to net cash provided by operating activities of $ 783,862 in fiscal 1999. This decrease was primarily related to an increase in net losses reported by the Company of approximately $ 4,500,000. Net cash used in investing activities was $ 3,180,556, relating primarily to the construction of a new Lundy Bros. Restaurant in Times Square. Net cash provided by financing activities was $ 3,708,523, relating primarily to the repayment of debt of $ 1,000,000 to Kayne Anderson, sale of $2,000,000 in common stock and the arrangement of financing for Times Square of $2,500,000.

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

         In October 1997, the Company obtained $1,000,000 in a secured loan from two entities collectively know as Kayne Anderson. In February 2000 the Company repaid this loan.

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

         In October 2000, the Company sold $500,000 principal amount of 10% three year Convertible Debentures to Peter Salvatore, a director and major shareholder of the Company. The debenture is convertible into common stock at $0.15 per share at any time.
         In January 2001, the Company obtained a $1,000,000 loan, payable interest only, at prime, with the principal due in January 2002. The loan was secured by Peter Salvatore a director and major shareholder of the Company.

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

         The Company anticipates that the new LUNDY BROS. RESTAURANT, currently under construction in New York's Times Square will generate gross revenue approximately equal to those generated by THE BOATHOUSE. However, as a covenant of the restaurant's financing arrangement, 75% of the free cash flow generated from that restaurant's operation, as defined by its loan agreement, will go directly to repay the $2.5 million of principal invested in the construction and opening of that location. The Company is currently finalizing negotiations to restructure the terms of the financing agreement related to the construction of Times Square and feels confident that under the new terms of the agreement the Company's cash flows will be improved.

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


ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company appear herein following Item 13 below. Commencing on Page F-1


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following are the directors and executive officers of the Company:

NAME                          AGE     POSITION
----                          ---     --------

Frank Cretella.............   42      Director

Jeanne Cretella............   42      Director

Anthony B. Golio...........   40      President, Chief Financial Officer,
                                      Chief Operating Officer  and Director

Kenneth L. Harris..........   58      Chairman of the Board

Peter J. Salvatore.........   63      Director

Barry E. Krantz............   56      Director

Frank Argenziano...........   52      Director (Resigned January 2000)

Luke Johnson...............   38      Director

         FRANK CRETELLA co-founded the Company's predecessor in 1981 and is a director of the Company. Effective July 29, 2000, Mr. Cretella resigned as President.

         JEANNE CRETELLA co-founded the Company's predecessor in 1981, and is a director of the Company. Ms. Cretella is the wife of Frank Cretella. In August 2000, Ms. Cretella took an unpaid leave of absence from the Company.

         ANTHONY B. GOLIO has been Vice President of the Company since October 1997. In June 2000, Mr. Golio was promoted to Executive Vice President, Chief Operating and Chief Financial Officer of the Company. In August 2000, Mr. Golio was promoted to President and was elected to the Board of Directors. In June 1996, Mr. Golio founded The Pineapple Group Inc., a consulting company to the restaurant industry. From February 1994 until October 1996, Mr. Golio was director of operations of Whiskey River Restaurant Group, a restaurant holding company. From January 1991 through February 1994, Mr. Golio was Vice President - Operations and Marketing of HMG, Inc., a restaurant holding company. From 1988 to 1991, Mr. Golio was manager of guest services of the New York Zoological Society. From 1984 to 1988, Mr. Golio was area manager of Chi-Chi's Restaurants, Inc.

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

         FRANK ARGENZIANO became a director of the Company on November 19, 1998. In September 1999 Mr. Argenziano has been Chief Financial Officer of PSAM, a member of the NASD. In 1989, Mr. Argenziano was Chief Financial Officer of Paragon Capital Corporation, a member of the NASD. From 1970 to 1989, Mr. Argenziano was employed at Schroder & Co. Inc., formerly Wertheim & Co. Inc. Mr. Argenziano resigned from the Board of Directors in January 2000.

         Mr. Johnson became a director of the Company in February 2000. Mr. Johnson is the Chairman of Belgo Group PLC, a publicly traded restaurant group (London Stock Exchange).

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


AUDIT COMMITTEE

         The Board of Directors has established an audit committee comprised of Kenneth Harris, Peter Salvatore and Luke Johnson. The audit committee is responsible for making recommendations concerning the engagement of independent public accountants, reviewing the plans and results of the audit engagement with the independent public accounts, approving professional services provided by the independent public accounts and reviewing the adequacy of the Company's internal accounting contracts.

EXECUTIVE COMMITTEE

         The Board of Directors has established an executive committee comprised of Kenneth Harris, Peter Salvatore, Luke Johnson, Barry Krantz and Anthony Golio. The executive committee meets on a monthly basis to review the Company's operating results pursuant to directives of the Board of Directors and to make operating and strategic decisions on items authorized by the Board.

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

         Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended September 27, 2000, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid by the Company during the fiscal years ended September 27, 2000, September 29, 1999, and September 27, 1998 to Frank Cretella, its President and Chief Executive Officer (during part of the 2000 fiscal year) and certain compensation paid by the Company to Anthony B. Golio, its Vice President (and President for part of the 2000 fiscal year) for the fiscal years ended September 27, 2000, September 29, 1999 and September 27, 1998. No other officer of the Company received compensation in excess of $100,000 for any such fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION

                                                                                             OTHER ANNUAL
NAME AND PRINCIPAL POSITION                          YEAR         SALARY         BONUS       COMPENSATION
---------------------------                          ----         ------         -----       ------------

Frank Cretella
  Chief Executive Officer, President (1).........    2000        $151,000(1)      $0          $22,000 (2)

                                                     1999        $175,000         $0          $2,000

                                                     1998        $175,000         $0          $2,000

Anthony B. Golio
 President, Chief Operating & Chief
  Financial Officer (3)..............................2000        $139,601         $0          $0

                                                     1999        $130,000(4)      $0          $0

                                                     1998        $102,445         $0          $0

--------------

(1) Mr. Cretella resigned as President effective July 29, 2000 and at his request became an independent contractor for the Company.

(2) Mr. Cretella received $10,000 in compensation as an independent contractor to oversee the construction of the Times Square Lundy's Bros. Restaurant for the months of August and September 2000.

(3)      Mr. Golio was elected President of the Company in August 2000.

(4) Mr. Golio deferred a salary increase and back pay of approximately $13,200 from his salary in fiscal 1998, that amount was added to his base salary in fiscal 1999.


         The following table provides information relating to stock options awarded to each of the above-named executive officers during the year ended September 27, 2000. All such options were awarded under the Stock Option Plan.






                                                                    OPTION GRANTS IN FISCAL 2000
                                                   ---------------- ----------------- ------------- ----------------

                                                      NUMBER OF        % OF TOTAL
                                                       SHARES       OPTIONS GRANTED     EXERCISE
                                                     UNDERLYING     TO EMPLOYEES IN    PRICE PER      EXPIRATION
           NAME AND PRINCIPAL POSITION             OPTIONS GRANTED    FISCAL 2000      SHARE (1)         DATE
           ---------------------------             ---------------    -----------      ---------         ----

Anthony B. Golio
  President, Vice President (2)...............         25,000             25%             $.50         8/15/2005

                                                       25,000             25%             $.50         2/15/2006

                                                       25,000             25%             $.50         8/15/2006

                                                       25,000             25%             $.50         2/15/2007

-----------

(1) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors.

(2) Mr. Golio was elected President of the Company in August 2000. These options vest (25,000) every six months after August 1, 2000.


EMPLOYMENT AGREEMENTS

         Effective February 10, 1998, the Company entered into three-year employment agreements with Frank Cretella and Jeanne Cretella, which are automatically renewable and provide for an annual base compensation of $175,000 and $75,000, respectively, and such bonuses as the Board of Directors may from time to time determine. Each of the employment agreements requires the officer to devote a majority of such officer's business time to the Company's business and affairs and contains a provision that such officer will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of one year thereafter. Each of the agreements also provides that if the officer is terminated without cause (including as a result of a change in control), such officer will be entitled to receive severance pay equal to the base compensation through the term of the agreement, provided that if such officer is terminated during the third year or the last year of any renewal term, such officer will be entitled to receive additional compensation equal to the base compensation received from the Company during the one-year period prior to the date of termination. Mr. Cretella resigned as President of the Company effective July 29, 2000 and at his request became an independent contractor to the Company. Mrs. Cretella took an unpaid leave of absence from the Company in August 2000. The Company is currently working with the Cretella's in ending their relationship with the Company.

         Effective July 1, 2000, the Company entered into an employment agreement with Anthony Golio. The agreement has no term and can be terminated by either party with three months written notice. The agreement provides Mr. Golio with an annual base salary of $160,000, the opportunity to earn a bonus of up to 20% of his base salary based on the Company achieving EBDITA targets and the grant of 100,000 options to purchase TAM common stock at 50(cent) share. The agreement also provides that if Mr. Golio is terminated without cause (including as a result of a change in control), Mr. Golio will be entitled to receive six months severance pay.


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

         Mr. Harris provided consulting services to the Company under the terms of his consulting agreement. In fiscal 2000 he received compensation of $60,000.

         Mr. Krantz provided consulting services to the Company on an hourly basis. In fiscal 2000 he recieved compensation of $17,980.


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

ITEM 11.  PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of September 27, 2000 (based on information obtained from the persons named below), relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group.



                                                         NUMBER OF SHARES        PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)               BENEFICIALLY OWNED      BENEFICIALLY OWNED (2)
-----------------------------------------               ------------------      ----------------------

Frank Cretella                                             2,120,950(3)                  47.1%

Jeanne Cretella                                            2,120,950(3)                  47.1%

Richard A. Kayne (4)

Kayne Anderson Capital Advisors, L.P. (6)                   668,982(5)                   14.8%

Peter J. Salvatore (7)                                     390,480 (8)                   8.7%

Kenneth L. Harris                                          175,907 (9)                   3.9%

Luke Johnson (10)                                          366,960 (11)                  8.1%

Barry Krantz                                               10,000 (12)                     *

Anthony Golio                                              76,285 (13)                   1.7%

All directors and executive officers as a group
 (seven persons)........................................  3,140,582 (14)                 69.7%



-------------
* Less than 1%

(1) Unless otherwise indicated, the address for each named individual or group is in care of TAM Restaurants, Inc., 1163 Forest Avenue, Staten Island, New York 10310.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Prospectus upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Prospectus have been exercised and converted. Assumes a base of approximately 4,535,500 shares of Common Stock outstanding, before any consideration is given to other outstanding options or warrants.

(3) Represents (i) 1,180,635 shares held jointly by Frank Cretella and Jeanne Cretella, (ii) 500,000 shares held by trusts of which Mr. Cretella is a co-trustee and Mr. and Mrs. Cretella's daughter is the beneficiary (Mr. Cretella has sole voting and dispositive power over the shares held in the trusts), (iii) 131,250 shares of Common Stock issuable upon exercise of options held by Frank Cretella, (iv) 87,500 shares of Common Stock issuable upon exercise of options held by Jeanne Cretella, (v) 144,081 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Frank Cretella, (vi) Selling Securityholders' Warrants to purchase 4,724 shares of Common Stock held by Jeanne Cretella and (v) 72,040 shares of Common Stock issuable upon exercise of a warrant held by Frank Cretella. Does not include (i) 18,750 shares of Common Stock issuable upon exercise of options held by Frank Cretella, which have not yet vested, and (ii) 12,500 shares of Common Stock issuable upon exercise of options held by Jeanne Cretella, which have not yet vested.

(4) The address for Richard A. Kayne and Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067. Mr. Kayne is an officer, director and controlling stockholder of the company that acts as the general partner of Kayne Anderson Capital Advisors, L.P.

(5) Based on information supplied to the Company from Kayne Anderson Capital Advisors, L.P. and the investment funds for which Kayne Anderson Capital Advisors, L.P. acts as general partner and investment advisor. Kayne Anderson Capital Advisors, L.P. reports shared voting and dispositive power over securities held by several investment funds, including Kayne Anderson Diversified Capital Partners, L.P. (formerly known as Offense Group Associates, L.P.), for which Kayne Anderson Capital Advisors, L.P. acts as general partner and investment advisor, except for other entities for which Kayne Anderson Capital Advisors, L.P. acts solely as investment advisor. Both parties report shared voting and dispositive powers over a portion of the securities held under a 401(K) plan of an affiliated entity. Mr. Kayne is an officer, director and controlling stockholder of the company that acts as the general partner of Kayne Anderson Capital Advisors, L.P. Includes 265,000 shares of Common Stock issuable upon exercise of warrants held by five investment funds for which Kayne Anderson Capital Advisors, L.P. acts as general partner and investment advisor.

(6) Kayne Anderson Capital Advisors, L.P. was formerly known as KAIM Non-Traditional, L.P.

(7) The address for Mr. Salvatore is 35 Seagate Road, Staten Island, New York 10310.

(8)      Includes (i) 279,371 shares of Common Stock owned by Peter Salvatore,
         (ii) 9,082 shares of Common Stock held by Peter and Gail Salvatore Foundation, Inc., a trust of which by Mr. and Mrs. Salvatore are the beneficiaries, (iii) 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Salvatore, (iv) 85,145 shares of Common Stock issuable upon exercise of warrants held by Mr. Salvatore, and (v) 3,047 shares of Common Stock issuable upon exercise of warrants held by Peter and Gail Salvatore Foundation, Inc.

(9) Includes (i) 110,282 shares owned jointly by Kenneth and Maureen Harris, (ii) 5,000 shares owned by Maureen Harris, (iii) 58,125 shares of Common Stock issuable upon exercise of options held by Mr. Harris, and (iv) 2,500 shares of Common Stock issuable upon exercise of warrants held by Mrs. Harris. Does not include 4,375 shares of Common Stock issuable upon exercise of options which have not yet vested. Mr. Harris is an officer of an affiliate of Kayne Anderson Capital Advisors, L.P. but does not have voting or dispositive power over the Company's securities reported by Kayne Anderson Capital Advisors, L.P. (see footnote (5) above), and therefore disclaims any beneficial ownership of such securities.




(10) The address for Mr. Johnson is 52 Brook's Mews, London W1Y 1LE, United Kingdom.

(11) Based solely on a Schedule 13D filed by Mr. Johnson with the Securities and Exchange Commission. Does not include 550,540 shares owned by Cassell Holdings Limited, and 82,500 shares owned by Ergun Kaya, which Mr. Johnson disclaims beneficial ownership in such Schedule 13D.

(12) Includes 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Krantz.

(13) Includes (i) 13,785 shares of Common Stock, and (ii) 62,500 shares of Common Stock issuable upon exercise of options held by Mr. Golio. Does not include 75,000 shares of Common Stock issuable upon exercise of options which have not yet vested.

(14) Includes an aggregate of 643,507 shares of Common Stock issuable upon the exercise of options, warrants and Preferred Stock. Does not include
         (i) an aggregate of 116,875 shares of Common Stock issuable upon exercise of options which have not yet vested, and (ii) 13,500 shares of Common Stock issuable upon exercise of warrants owned by former Board member Frank Argenziano who resigned in January 2000.


ITEM 12.  CERTAIN TRANSACTIONS

         Prior to January 1994, Ernest Cretella, father of Frank Cretella, a director and a principal stockholder of the Company, loaned the Company $100,000. In January 1994, Ernest Cretella borrowed $125,000 from a bank, which was then loaned to the Company, and secured the loan by mortgaging his personal residence. The Company repaid $50,000 of the outstanding indebtedness owed to Ernest Cretella and the Company agreed to make Ernest Cretella's mortgage payments to the bank. In September 1995, Ernest Cretella converted the additional $50,000 principal amount of indebtedness owed to him into 25,000 shares of Common Stock and 2,500 warrants. The Company remains obligated to make Ernest Cretella's mortgage payments.

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

         During 1995 and 1996, the Company borrowed an aggregate of $840,000 from Fleet Bank, N.A. Such loans were collateralized by the Company's principal executive offices, which are owned by Mr. Cretella, the warehouse leased by the Company and owned by Leisure Time Services, Inc. ("Leisure Time"), a company owned by Jeanne Cretella, director and a principal stockholder of the Company, and guaranteed by Mr. and Mrs. Cretella and Leisure Time. In June 1997, Mr. Cretella agreed to pay to Fleet $640,000 as payment for the amount owed by the Company (approximately $720,000 as of October 15, 1997). In August 1997, Mr. Cretella paid to Fleet $140,000 as part of the settlement. Mr. Cretella paid the balance of the principal owed to Fleet and the Company paid accrued interest of approximately $39,000 owed to Fleet in October 1997. As consideration for repaying the loan, the Company issued to Mr. Cretella a promissory note in the original principal amount of $720,405 which bears interest at the rate of 10% per annum. Interest is payable in monthly installments of $6,003, with the outstanding principal balance payable in November 2002 upon maturity of the note. In December 1998, Mr. Cretella converted $720,405 of indebtedness owed to him by the Company into 144,081 shares of Series A Preferred Stock. As further inducement to Mr. Cretella to convert the debt to equity the Company also issued to Mr. Cretella 72,040 warrants to purchase the Company's Common Stock at $6.00 per share. The Company received a fairness opinion with respect to this transaction.

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

         In October 1996, the Company entered into a lease agreement with Mr. Cretella, pursuant to which the Company leases its executive offices in Staten Island, New York. In May 1999 the Company expanded its office space increasing the annual rent due under the lease to $60,000 annually, increasing by 1.5% commencing in January of each subsequent year. Total rent paid under the lease in fiscal 2000 was $55,000. Beginning August 2000 the Company downsized its office and rent was reduced to $2,500 per month. The Company believes that this lease is on commercially reasonable terms. The landlord has requested that the Company vacate this space on or before April 15, 2001 and the Company is currently seeking suitable office space and is confident that such space will be found.
         In October 1996, the Company entered into a lease agreement with Leisure Time, pursuant to which the Company leases a warehouse in Bayonne, New Jersey. Rent under the lease was $26,755.60 during fiscal 2000, increasing by 1.5% commencing in January of each subsequent year. Beginning August 2000 the Company downsized its office and rent was reduced to $500 per month. The lease expires on December 31, 2001. The Company believes that this lease is on commercially reasonable terms.

         In October 1997, Kayne Anderson Non-Traditional Investments, L.P. and ARBCO Associates, L.P. affiliates of Kayne Anderson, loaned the Company an aggregate of $1,000,000. The loans bear interest at the rate of 10% per annum and are due May 31, 1999. The loan is guaranteed by Frank Cretella, a director and a principal stockholder of the Company, and the guarantee is secured by a pledge of 200,000 shares of Common Stock owned by Frank Cretella and Jeanne Cretella, a director and principal stockholder of the Company. As partial consideration for the loans, the Company issued to Kayne Anderson warrants (the "KA Warrants") to purchase 200,000 shares of Common Stock. The KA Warrants are exercisable at a price of $5.00 per share (subject to adjustment under certain circumstances) and are exercisable at any time until October 31, 2002. In August, 1998 the Company and Kayne Anderson agreed to amend the loan agreement whereby the maturity date of the loans was extended to September 30, 1999. In February 2000, the Company repaid this loan. Kayne Anderson is an affiliate of KAIM Non-Traditional, LP, a principal stockholder of the Company.

         In December 1998, the Company entered into a licensing agreement with KA Industries, a wholly owned subsidiary of Kayne Anderson, to market products bearing the names LUNDY'S, THE BOATHOUSE, and STORK CLUB through KA Industries' "Mrs. Beasley's" mail order catalog and retail outlets. Pursuant to the agreement the Company is to receive a royalty on products sold. In May 2000 the Company terminated this Agreement.

         In December 1998, the Company agreed to sublease 1,000 sq. ft. of its 6,000 sq. ft. Bayonne warehouse to KA Industries, a wholly owned subsidiary of Kayne Anderson, to operate a bakery. The sublease is a month to month lease at a rent of $740.83 per month terminable upon 120 days notice by either party. In conjunction with this transaction, KA Industries advanced $30,000 to the Company to make modifications in the Bayonne warehouse to accommodate the bakery as well as an in-house laundry and a lobster pound with such advance recaptured from rent and other charges due the Company from KA Industries. As of August 2000 the Company is no longer leasing this space.

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)      Financial Statements

         See list of Financial Statements on F-1

         (b)      Reports on Forms 8-K and 8-K/A

         The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 15, 2000 disclosing Item 5: Other Events.

         (c)      Exhibits


         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         3.1       Certificate of Incorporation, as amended, of the Registrant (1).
         3.2       Bylaws, as amended, of the Registrant (1).
         4.1       Form of Registrant's Common Stock Certificate (1)
         4.4       Form of registrant's Public Warrant Certificate (1).
         10.1      License Agreement between TAM Restaurant Group, Inc. (formerly TAM Concessions, Inc.)
                   and City of New York Department of Parks and
                   Recreation, dated February 8, 1985, as modified (1).
         10.2      License Agreement between Shellbank Restaurant Corp. and City of New York Department
                   of Parks and Recreation, dated December 14, 1997 (1).
         10.3      Lease by and between Lundy's Management Corp. and Bay Landing Restaurant Corp. dated
                   July 24, 1994, as amended (1).
         10.4      Lease by and between Mr. Frank Cretella and the Registrant dated October 1, 1996 (1).
         10.5      Lease by and between Leisure Time Services and the Registrant dated October 1, 1996
                   (1).
         10.6      Management Agreement by and between the Registrant and American Leisure Today, Inc., formerly MAT Operating Corp., dated October 1, 1996 (1).
         10.7      Loan Agreement by and between the Registrant and each of ARBCO Associates, L.P. and
                   Kayne Anderson Non-Traditional Investments, L.P. dated as of October 31, 1997 (1).
         10.8      Form of Employment Agreement between Registrant and Frank Cretella (1).
         10.9      Form of Employment Agreement between Registrant and Jeanne Cretella (1).
         10.10     1997 Stock Option Plan (1).
         10.11     Promissory Note of the Registrant dated October 15, 1997 issued to Frank Cretella (1).
         10.12     Form of Employment Agreement between Registrant and Anthony Golio



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

                                      TAM RESTAURANTS, INC.



         Dated: February 21, 2001
                                      BY: /s/
                                      ----------------------------------------
                                      Anthony Golio
                                      President, Chief Financial and Operating
                                      Officer, Director





                                POWER OF ATTORNEY


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                       TITLE(S)                  DATE
    ----------                       --------                  ----

/s/                          President, Chief Financial    February 21, 2000
-----------------------      and Operating Officer,
Anthony B. Golio             Director

/s/                          Chairman of the               February 21, 2000
-----------------------      Board of Directors
Kenneth L Harris

/s/                          Director                      February 21, 2000
-----------------------
Peter J. Salvatore

/s/                          Director                      February 21, 2000
-----------------------
Barry E. Krantz

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 27, 2000 AND SEPTEMBER 29, 1999

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 27, 2000 AND SEPTEMBER 29, 1999

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                                    CONTENTS





  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-3

  CONSOLIDATED FINANCIAL STATEMENTS:
     Balance sheet                                                   F-4
     Statements of operations                                        F-5
     Statements of changes in stockholders' equity (deficit)         F-6
     Statements of cash flows                                        F-7
     Notes to consolidated financial statements                   F-8-28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
TAM Restaurants, Inc.
Staten Island, New York


We have audited the accompanying consolidated balance sheet of TAM Restaurants, Inc. and Subsidiaries as of September 27, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 27, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TAM Restaurants, Inc. and Subsidiaries as of September 27, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 27, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and a stockholders' capital deficit as of September 27, 2000 and has incurred a significant loss from operations for the year ended September 27, 2000 that raise substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon continued trade vendors' support, obtaining debt or equity financing and ultimately returning to profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP
New York, NY


January 4, 2001, except for
Note 17 which is as of February 1, 2001



                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET




 SEPTEMBER 27, 2000
 ---------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash                                                                                    $     78,529
    Restricted cash                                                                              200,000
    Accounts receivable - net of allowance for doubtful accounts of $15,000                      259,823
    Inventory                                                                                    152,090
    Prepaid expenses                                                                             148,347
 ---------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                    838,789
 PROPERTY AND EQUIPMENT - NET                                                                  6,057,585
 RESTRICTED CASH                                                                               1,854,633
 DUE FROM STOCKHOLDER                                                                            180,000
 OTHER ASSETS                                                                                    533,601
 ---------------------------------------------------------------------------------------------------------
                                                                                              $9,484,608
 ---------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES:
    Current portion of long-term debt                                                        $   107,096
    Cash overdraft                                                                               507,369
    Current portion of loans payable, related parties                                            675,556
    Current portion of capitalized lease obligations                                             130,350
    Note payable bank                                                                            199,147
    Withholding taxes payable                                                                    969,232
    Barter advances                                                                              250,721
    Accounts payable                                                                           1,850,967
    Contract deposits payable                                                                    127,589
    Accrued expenses and other                                                                 1,972,021
 ---------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                             6,790,048
 ---------------------------------------------------------------------------------------------------------
 LONG-TERM LIABILITIES:
    Deferred rent expense                                                                        793,717
    Loans payable, related parties - net of current portion                                    2,054,534
    Capitalized lease obligations - net of current portion                                       206,012
 ---------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM LIABILITIES                                                           3,054,263
 ---------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                     9,844,311
 ---------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' DEFICIT:
    Preferred stock, $.0001 par value, 1,000,000 shares authorized;
       144,081 shares issued and outstanding (redemption value $720,450)                              14
    Common stock, $.0001 par value, 19,000,000 shares authorized; 4,535,500
        shares issued and outstanding                                                                453
    Additional paid-in capital                                                                 9,977,520
    Accumulated deficit                                                                      (10,337,690)
 ---------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                            (359,703)
 ---------------------------------------------------------------------------------------------------------
                                                                                             $ 9,484,608
 ---------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              YEAR ENDED
                                                                         ---------------------------------------------
                                                                            SEPTEMBER 29, 1999     SEPTEMBER 27, 2000
 ----------------------------------------------------------------------- ---------------------- ----------------------
 SALES                                                                            $19,192,882            $20,147,199
 COST OF SALES                                                                      9,693,879             13,012,538
 ----------------------------------------------------------------------- ---------------------- ----------------------
         GROSS PROFIT                                                               9,499,003              7,134,661
 ----------------------------------------------------------------------- ---------------------- ----------------------
 OPERATING AND ADMINISTRATIVE EXPENSES                                              7,199,686              7,865,428
 DEPRECIATION AND AMORTIZATION EXPENSE                                              1,148,314                980,858
 CLOSING OF RESTAURANT                                                                      -              1,208,447
 PRE-OPENING EXPENSE                                                                  366,024                394,576
 SALES TAX ASSESSMENT                                                                       -                420,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL OPERATING EXPENSES                                                   8,714,024             10,869,309
 ----------------------------------------------------------------------- ---------------------- ----------------------
         INCOME (LOSS) FROM OPERATIONS                                                784,979             (3,734,648)
 ----------------------------------------------------------------------- ---------------------- ----------------------
 OTHER EXPENSES (INCOME):
    Interest expense                                                                  292,930                400,003
    Original issue discount amortization                                              308,340                      -
    Barter expense                                                                    485,053                721,964
    Other income                                                                            -                (27,684)
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL OTHER EXPENSES                                                       1,086,323              1,094,283
 ----------------------------------------------------------------------- ---------------------- ----------------------
 NET LOSS                                                                       $    (301,344)       $    (4,828,931)
 ----------------------------------------------------------------------- ---------------------- ----------------------
 NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                  $        (.10)       $         (1.18)
 ----------------------------------------------------------------------- ---------------------- ----------------------
 ----------------------------------------------------------------------- ---------------------- ----------------------
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND                   3,503,000              4,146,235
    DILUTED
 ----------------------------------------------------------------------- ---------------------- ----------------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


 YEARS ENDED SEPTEMBER 29, 1999 AND SEPTEMBER 27, 2000
 --------------------------------------------------------------------------------------------------------------------------

                                                                                             Additional
                                                                                               paid-in       Accumulated
                                       Preferred stock                 Common Stock            capital         deficit
                                  --------------------------- -- --------------------------
                                     Shares        Amount           Shares       Amount
 -------------------------------- ------------- ------------- -- ------------- ------------ -------------- -----------------
 --------------------------------- ----------- -------------- -- ------------- ------------ -------------- -----------------
 BALANCE, SEPTEMBER 27, 1998               -        $  -         3,503,000           $350     $7,226,975    $(5,081,344)
 Issuance of preferred stock on
    debt conversion                  144,081          14                 -              -        720,391              -
 Value of five year warrants
    issued on debt conversion              -           -                 -              -         30,257              -
 Preferred stock dividends paid            -           -                 -              -              -        (54,027)
 Net loss                                  -           -                 -              -              -       (301,344)
 --------------------------------- ----------- -------------- -- ------------- ------------ -------------- -----------------
 --------------------------------- ----------- -------------- -- ------------- ------------ -------------- -----------------
 BALANCE, SEPTEMBER 29, 1999         144,081          14         3,503,000            350      7,977,623     (5,436,715)
 Sale of common stock - net                -           -         1,000,000            100      1,994,820              -
 Issuance of common stock for
    services                               -           -            32,500              3          5,077              -
 Preferred stock dividends paid            -           -                 -              -              -        (72,044)
 Net loss                                  -           -                 -              -              -     (4,828,931)
 --------------------------------- ----------- -------------- -- ------------- ------------ -------------- -----------------
 BALANCE, SEPTEMBER 27, 2000         144,081         $14         4,535,500           $453     $9,977,520   $(10,337,690)
 --------------------------------- ----------- -------------- -- ------------- ------------ -------------- ----------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             YEAR ENDED
                                                                         ---------------------------------------------
                                                                                 SEPTEMBER 29,          SEPTEMBER
                                                                                     1999                27, 2000
------------------------------------------------------------------------ ---------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $  (301,344)           $(4,828,931)
   Adjustments to reconcile net loss to cash provided by (used in)
      operating activities:
        Depreciation and amortization expense                                       1,148,314                980,858
        Deferred rent expense                                                          80,132                441,417
        Compensation expense to stockholder                                                 -                 73,787
        Amortization of warrants issued on debt conversion                             30,257                      -
        Amortization of original issue discount                                       308,340                      -
        Deferred income                                                                (6,000)                     -
        (Increase) decrease in:
           Accounts receivable                                                        (70,840)               471,539
           Inventory                                                                   80,827                148,841
           Prepaid expenses and other                                                  39,633                161,445
           Other assets                                                              (233,818)               (26,115)
        Increase (decrease) in:
           Accounts payable                                                           589,057                299,207
           Cash overdraft                                                                   -                507,369
           Contract deposits payable                                                   50,774               (293,477)
           Accrued expenses and other                                                (931,470)               562,576
           Withholding taxes payable                                                        -                969,232
------------------------------------------------------------------------ ---------------------- ----------------------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     783,862               (532,252)
------------------------------------------------------------------------ ---------------------- ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                             (741,616)            (1,125,923)
   Restricted cash                                                                          -             (2,054,633)
------------------------------------------------------------------------ ---------------------- ----------------------
              NET CASH USED IN INVESTING ACTIVITIES                                  (741,616)            (3,180,556)
------------------------------------------------------------------------ ---------------------- ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (advances) repayments of officer's loans                                       (24,833)                     -
   Repayment of related party loan                                                          -             (1,000,000)
   Proceeds from long-term debt                                                             -              2,500,000
   Net proceeds from bank line of credit                                                    -                199,147
   Principal payments on long-term debt and capitalized lease
      obligations                                                                    (170,682)              (208,975)
   Repayments (advances) from affiliates and others                                  (581,374)               202,896
   Preferred stock dividend paid                                                      (54,027)               (72,044)
   Net increase (decrease) in barter advances                                         650,000               (167,159)
   Net proceeds from sale of common stock                                                   -              2,000,000
   Proceeds from equipment refinancing loans                                                -                254,658
------------------------------------------------------------------------ ---------------------- ----------------------
              NET CASH PROVIDED BY (USED IN ) FINANCING ACTIVITIES                   (180,916)             3,708,523
------------------------------------------------------------------------ ---------------------- ----------------------
NET DECREASE IN CASH                                                                 (138,670)                (4,285)
CASH, BEGINNING OF YEAR                                                               221,484                 82,814
------------------------------------------------------------------------ ---------------------- ----------------------
CASH, END OF YEAR                                                                $     82,814           $     78,529
------------------------------------------------------------------------ ---------------------- ----------------------



          See accompanying notes to consolidated financial statements.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF BUSINESS

            TAM Restaurants, Inc. (the "Company") was incorporated under the laws of the State of Delaware in July 1996 under the name TAM Restaurant Holding Corp. and changed its name to TAM Restaurants, Inc. Effective September 29, 1996, the Company acquired all of the outstanding capital stock of TAM Restaurant Group, Inc., Bay Landing Restaurant Corp. and Shellbank Restaurant Corp. The Company operates Lundy Bros. Restaurant, ("Lundy's"), a high volume, casual, upscale seafood restaurant located in Brooklyn, New York, The Boathouse in Central Park, ("Boathouse"), a multi-use facility which features an upscale restaurant and catering pavilion, located on the lake in New York City's Central Park and American Park at the Battery, ("American Park"), a high-volume premium-quality restaurant located at the water's edge in Battery Park (Manhattan). In addition, the Company's restaurants offer high-quality professional, on-premises and off-premises catering services. The Company's license to operate The Boathouse expired on June 30, 2000 and was not renewed by the New York City Parks Department. (See Note 9).

            In April 2000, the Company began construction on a new Lundy Bros. Restaurant in New York City's Times Square. As of the date of this report, the construction is on-going.

            The consolidated financial statements include the Company and the above wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

            BASIS OF PRESENTATION

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and a stockholders' capital deficit as of September 27, 2000 and has incurred a significant loss from operations for the year ended September 27, 2000 that raise substantial doubt about its ability to carry out its business and continue as a going concern without continued trade vendors' support, additional financing or equity or its ability to reach or comply with agreements with Federal and State taxing authorities (see Notes 6 and 10 ).

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            Management is aggressively seeking new business with the construction of the Lundy's Times Square restaurant and additional financing which it believes will return the Company to profitability. There can be no assurances that the Company will be successful in these efforts.

            The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                             Years
             ----------------------------------- ---------------------------
             Transportation equipment                          5
             Furniture and fixtures                           5-7
             Equipment                                        5-10
             Computer software                                  5
             Leasehold improvements                 Remaining life of lease
             ----------------------------------- ---------------------------



            Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

            TRADEMARKS

            The name Lundy Bros. (registered July 9, 1996) and the logo F.W.I.L. (registered December 17, 1996) are registered with the United States Patent and Technical Office. Each registration will remain in force for 10 years, subject to the filing of a Declaration of Continuing Use between the fifth and sixth anniversaries of the registration date. Included in other assets at September 27, 2000 is $105,830 of net trademark costs.

            BARTER ADVANCES

            The Company has entered into various barter agreements, which it uses as a source of financing. Under the agreements, the Company is advanced cash in exchange to provide food and beverage to the barter companies. For every dollar advanced, the Company must return $1.60 to $2.00 in food and beverage sales.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            CONTRACT DEPOSITS PAYABLE

            Contract deposits payable are deposits received for future catering events. Revenue is recognized when these events occur.

            INCOME TAXES

            The Company accounts for its income taxes using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

            RENT EXPENSE

            The Company amortizes its rental space using the straight-line method over the life of the lease.

            STORE OPENING COSTS

            Store opening costs are expensed as incurred.

            ADVERTISING EXPENSES

            Advertising expenses are charged to earnings when incurred and amounted to $432,866 and $589,119 during the years ended September 29, 1999 and September 27, 2000, respectively.

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

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            NET EARNINGS (LOSS) PER SHARE

            Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and conversion of preferred stock. Outstanding stock options, warrants and preferred stock were antidilutive during the years ended September 29, 1999 and September 27, 2000.

            The components of basic and diluted loss per share were as follows:



                                                       SEPTEMBER 29, 1999    SEPTEMBER 27,
             YEAR ENDED                                                          2000
             ----------------------------------------- ------------------- ------------------
             Net loss                                         $(301,344)        $(4,828,931)
             Preferred stock dividends                          (54,027)            (72,044)
             ----------------------------------------- ------------------- ------------------
             Net loss available to common
               stockholders                                   $(355,371)        $(4,900,975)
             ----------------------------------------- ------------------- ------------------

             Weighted average number of common
               shares outstanding - basic and diluted         3,503,000           4,146,235
             ----------------------------------------- ------------------- ------------------
             Net loss per share - basic and diluted        $       (.10)        $     (1.18)
             ----------------------------------------- ------------------- ------------------

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount of financial instruments including cash, accounts receivable, accounts payable and short-term debt approximated fair value as of September 27, 2000 because of the relatively short maturity of these instruments. The carrying value of long-term debt approximates the fair value for similar debt issues based on quoted market prices or current rates offered to the Company for debt of the same maturities. The fair value of Barter advances due at September 27, 2000 was approximately $501,667.

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

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing the impact of SAB 101 on its consolidated financial statements, and believes that the effect, if any, will not be material to the Company's operating results.

            RECLASSIFICATIONS

            Certain reclassifications have been made to the fiscal 1999 amounts in order to conform to the fiscal 2000 presentation.


   2.       INVENTORY                 Inventory consisted of:

             SEPTEMBER 27, 2000
             ------------------------------ ----------------------
             Food and beverage                         $  48,670
             Liquor                                       85,896
             Paper                                         3,736
             Retail merchandise                           13,788
             ------------------------------ ----------------------
                                                        $152,090
             ------------------------------ ----------------------


   3.       PROPERTY AND EQUIPMENT    Property and equipment consisted of:

           SEPTEMBER 27, 2000
           -----------------------------------------------------------------
           Transportation equipment                          $     283,694
           Furniture and fixtures                                  504,706
           Equipment                                             1,552,247
           Leasehold improvements                                6,188,048
           Assets acquired under capital leases                    673,117
           Computer software                                       261,446
           Construction in progress                              1,224,269
           -----------------------------------------------------------------
                                                                10,687,527
           Less:  Accumulated depreciation and amortization      4,629,942
           -----------------------------------------------------------------
                                                              $  6,057,585
           -----------------------------------------------------------------

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
            Construction in progress relates to the
            construction of the new Lundy Bros.
            Restaurant in New York City's Times
            Square. The construction is expected to be completed by March 2001 at an additional cost of $1.4 million.

            Depreciation and amortization expense
            totaled $782,290 and $960,610 for the
            years ended 1999 and 2000, respectively.


   4.       OTHER ASSETS              Other assets consisted of:


            SEPTEMBER 27, 2000
            --------------------------------------------------------- ---------
            Trademarks, net of accumulated amortization of $20,248     $102,471
            Refundable rent security deposits                           232,261
            Smallware, utensils, supplies                               102,404
            Other                                                       116,465
            --------------------------------------------------------- ---------
                                                                       $553,601
            --------------------------------------------------------- ---------



   5.       ACCRUED EXPENSES AND OTHER

                 Accrued expenses and other consisted of:

             SEPTEMBER 27, 2000
             -----------------------------------------------------------
             Sales tax                                     $   614,508
             Accrued rent and related taxes                    469,211
             Payroll, payroll taxes and benefits               409,194
             Other                                             479,108
             -----------------------------------------------------------
                                                            $1,972,021
             -----------------------------------------------------------



   6.       WITHHOLDING TAXES
            PAYABLE

            As of September 27, 2000 the Company was delinquent in remitting certain of its payroll withholding taxes to the appropriate taxing authorities. These taxes, including penalties and interest, were $969,232 as of September 27, 2000.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

             The Company's loans outstanding consisted of:

            SEPTEMBER 27, 2000
            --------------------------------------------------------- ----------------------
            Loan from related party (A)                                           $107,090
            Installment  loan  payable  in 60  monthly  payments  of
              $3,187  to  Brooklyn  Union  Gas  Company,   including
              interest at a rate of 10% beginning December 1,  1995.
              The loan is  collateralized  by  equipment  with a net
              book value of $127,500.                                                6,296
            Unsecured loans from private  investors bearing interest
              at  rates  from  8% to  15%  per  annum,  maturing  at
              various times through 2002.                                          100,800
            Unsecured loan from related  parties,  bearing  interest
              of 10% to 15%, due June 2001.                                        123,000
            In February 2000, the Company  received  $2,500,000 in a
              financing  loan  from  a  syndicate  headed  by  Kayne
              Anderson,  an outside investment firm to construct the
              Lundy's  restaurant in Times Square.  The proceeds are
              maintained  in a separate cash account and can only be
              used  to   construct   and  open  the   Times   Square
              restaurant.  Repayment of the  principal  will be paid
              out of the free cash flow of the Times Square  Lundy's
              in  accordance  with the terms of the loan  agreement.
              The loan  bears  interest  at prime  plus 1% (9.75% at
              September  27,  2000)  and  is  secured  by  this  new
              restaurant.  An  officer  of  Kayne  Anderson  is  the
              Company's chairman of the Board of Directors.                      2,500,000
            The Company has a revolving  line of credit  arrangement
              with a bank that  allows  for  maximum  borrowings  of
              $200,000.  The  credit  line  is  collateralized  by a
              $200,000 money market account  maintained at this bank
              (which  has  been   included  in   restricted   cash),
              borrowings  bear interest at prime (8.75% at September
              27,  2000) and the  arrangement  expires  in  February
              2002.                                                                199,147
            --------------------------------------------------------- ----------------------
                                                                                 3,036,333
            Less:  Current portion due within one year                             981,799
            --------------------------------------------------------- ----------------------
            Long-term                                                           $2,054,534
            --------------------------------------------------------- ----------------------

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            Maturities of long-term debt at September 27, 2000 are as follows:
            -------------------------------------- ----------------------
            2001                                            $   981,799
            2002                                              1,002,747
            2003                                                952,953
            2004                                                  3,175
            2005                                                  3,413
            Thereafter                                           92,246
            -------------------------------------- ----------------------
                                                             $3,036,333
            -------------------------------------- ----------------------

              -----------
             (A)     This loan is secured by the
                     personal residence of a
                     stockholder. The mortgage bears
                     interest at 7.25%, is payable in
                     360 monthly installments of $853
                     including interest, and is due in
                     2024.


   8.       CAPITAL LEASE OBLIGATIONS

            The Company leases equipment and various leasehold improvements under capital leases. The assets acquired under capital leases have a cost of $673,128 and accumulated amortization of $380,760 as of September 27, 2000. Amortization of the leased assets is included in depreciation expense.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

             The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at September 27, 2000.



            --------------------------------------------- ---------------------
            Payments for the year ending:
               2001                                                   $147,876
               2002                                                    148,865
               2003                                                    107,516
               2004                                                     57,920
               2005                                                     16,165
            --------------------------------------------- ---------------------
            Total minimum lease payments                               478,342
            Less:  Amount representing interest                        141,980
            --------------------------------------------- ---------------------
            Present value of net minimum lease payments                336,362
            Less:  Current portion                                     130,350
            --------------------------------------------- ---------------------
            Long-term lease obligations                               $206,012
            --------------------------------------------- ---------------------

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   9.       CLOSING OF RESTAURANT


            The Company's license to operate The Boathouse expired on June 30, 2000 and was not renewed by the NYC Parks Department, ("Parks"). On June 30, 2000, the Company entered into an agreement with both Parks and The Boathouse's new operator to extend its operation of The Boathouse through September 30, 2000. The agreement with the new operator provided that as consideration for the three month license extension to September 30, 2000, the Company transfer title to all assets and leasehold improvements at The Boathouse to the new operator. For the year ended September 27, 2000, The Boathouse generated revenues of approximately $8,701,000 and operating income of $1,212,000. The costs associated with the closing consisting primarily of leasehold improvements, equipment, accounts receivable, inventory and prepaid expenses were $1,208,447 and were charged to operations during the year ended September 27, 2000.

  10.       COMMITMENTS AND CONTINGENCIES

            The Company has entered into various lease and licensing agreements, which expire through 2016.

            Certain of the Company's license and lease agreements require the payment of rent based on a percentage of gross receipts. Future minimum rental payments are approximately as follows:


              EAR ENDING SEPTEMBER
              ---------------------------- ------------------------
              001                                  $  1,214,000
              002                                     1,193,000
              003                                     1,186,000
              004                                     1,194,000
              005                                     1,243,000
              hereafter                               9,655,000
              ---------------------------- ------------------------
                                                    $15,685,000
              ---------------------------- ------------------------

            Rent expense, real estate taxes and common area charges for the years ended September 29, 1999 and September 27, 2000 totaled $1,566,893 and $2,633,082, respectively.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            TAM Restaurant Group, Inc. is currently being audited by New York State for sales and use taxes for the period December 1, 1989 to September 30, 2000. The Company has accrued $420,000 for additional taxes that may be due, inclusive of interest and penalties. As of January 2001, this audit has not been completed.

            Effective February 10, 1998, the Company entered into a three-year employment agreement with the Chief Executive Officer, which is automatically renewable and provides for an annual base compensation of $175,000, and such bonuses as the Board of Directors may from time to time determine.

            On August 30, 2000, the Company entered into an employment agreement with the President for an unspecified term which provided for a base annual salary of $160,000 and bonuses of up to 20% of the base salary if certain operating targets are met as defined in the agreement. The President also received 100,000 options to buy the Company's common stock at $.50 per share.

            In connection with a settlement agreement relating to the Lundy's trademark, the Company opened a new Lundy's restaurant in fiscal 1999. Additionally, the Company is required to pay a fee of .75% of gross revenues in excess of a minimum threshold (as determined by the seating capacity of the restaurant), after the first year of operations, earned by any new restaurant established by the Company utilizing the Lundy's name. For the years ended September 29, 1999 and September 27, 2000, no amounts have been incurred under this agreement.


  11.       RELATED PARTY TRANSACTIONS

            In March 1994, Leisure Time Services, Inc., which is owned by a stockholder of the Company, was formed to purchase, repair and store equipment and supplies for the Company, as well as to assist the Company in the performance of special catering events. Rent paid by the Company for each of the years ended 1999 and 2000 for utilization of a warehouse was $30,000 and $28,000, respectively.


            In October 1996, the Company entered into a lease for its corporate offices with its principal stockholders. The lease expires in December 2001 and provides for annual rental payments of approximately $38,000 plus real estate taxes.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            Additionally, the Company occasionally advanced monies to the principal stockholder and former President of the Company and certain companies controlled by him. In connection with his resignation from the position of President in July 2000, the Company was owed $253,787 and wrote-off $73,787 due from him and his other companies as compensation expense included in operating and administrative expenses. The balance of $180,000 is currently in negotiations.

            The Company is indebted to relatives of the principal stockholder in the amount of $123,000 as of September 27, 2000. The notes are unsecured and bear interest from 10% to 15% per annum. Interest expense to these relatives was approximately $28,000 for the years ended 1999 and 2000, respectively.

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

            In December 1998 the Company entered into a licensing agreement with KA Industries, an affiliate of a principal stockholder of the Company, to market products bearing the names Lundy's, The Boathouse, and Stork Club through KA Industries' Mrs. Beasley's retail stores, third-party catalogues and retail establishments. Pursuant to the agreement, the Company is to receive a royalty on products sold. Sales and royalties under this agreement for the year ended September 29, 1999 and September 27, 2000 were approximately $54,000 and $28,000, respectively.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


  12.       CAPITAL STOCK AND WARRANTS

            In February 2000, the Company sold in a private placement 1,000,000 shares of common stock for net proceeds of $1,994,820. In connection with the sale, the Company issued 32,500 shares of common stock to certain individuals for services rendered during the private placement.

            At September 27, 2000, there was an aggregate of 1,160,000 warrants outstanding (all are exercisable) at exercise prices between $5.00 and $7.25 per share, expiring at various times through 2003.

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

            Additionally, during February 1998, the Company sold to the underwriter of the initial public offering, warrants to purchase 100,000 shares, at an exercise price of $6.00 per share and warrants to purchase 50,000 underlying warrants at an exercise price of $0.12 per underlying warrant. Each underlying warrant is exercisable at an exercise price of $7.25 per share. These warrants expire in February 2003.
                                      F-22

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  13.       STOCK OPTION PLAN

            The Company has a stock option plan (the "Option Plan") pursuant to which 1,250,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (I) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) nonqualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

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

            The Company provides pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 1999 and 2000, expected volatility of 45.8% for 1999 and 77.5% for 2000 ; risk-free interest rates of 4.46% for 1999 and 6.15% for 2000; and expected lives of 5 years.

            Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


             YEAR ENDED                             SEPTEMBER 29, 1999   SEPTEMBER 27, 2000
             -------------------------------------- -------------------- --------------------
             Net loss:
                As reported                                $(301,344)         $(4,828,931)
                Pro forma                                   (541,450)          (5,032,862)
             Net loss per share (basic and diluted):
                As reported                                    (.10)               (1.18)
                Pro forma                                      (.17)               (1.23)
             -------------------------------------- -------------------- --------------------


              A summary of the status of the Company's stock option plan as of September 27, 2000, and changes during the two years then ended, are presented below:

                                                                           Weighted average
                                                             Shares         exercise price
             ----------------------------------------- ------------------- ------------------
             Outstanding at September 27, 1998                 244,875              $5.00
             Granted                                           231,000               2.00
             Exercised                                               -                  -
             Forfeited                                         (10,875)              5.00
             ----------------------------------------- ------------------- ------------------
             Outstanding at September 29, 1999                 465,000              $3.79
             Granted                                           202,750               1.14
             Exercised                                               -                  -
             Forfeited                                         (11,000)              2.56
             ----------------------------------------- ------------------- ------------------
             Outstanding at September 27, 2000                 656,750               2.45
             ----------------------------------------- ------------------- ------------------
             Options exercisable at September 29,              313,000               3.71
               1999
             Options exercisable at September 27,
               2000                                            482,375               3.33
             ----------------------------------------- ------------------- ------------------
             YEAR ENDED                                  SEPTEMBER 29,    SEPTEMBER 27, 2000
                                                             1999
             ----------------------------------------- ------------------ -------------------
             Weighted average fair value of options            $  .84              $  .44
               granted
             ----------------------------------------- ------------------- ------------------

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

              The following table summarizes information about stock options outstanding at
              September 27, 2000.



                                        Options outstanding               Options exercisable
                               -----------------------------------    ------------------------
                                             Weighted
                                  Number     average     Weighted                    Weighted
                                outstanding  remaining   average        Number of    average
               Range of           at       contractual   exercise      exercisable   exercise
              exercise prices   9/27/00        life        price       at 9/27/00     price
              ---------------- ---------- ------------ ----------- -- ------------- ----------
              ---------------- ---------- ------------ ----------- -- ------------- ----------
              $.50 to $5.00      656,750    3.28 years    2.45          482,375        3.33
              ---------------- ---------- ------------ ----------- -- ------------- ----------



  14.       INCOME TAXES

            There is no current or deferred income tax expense for the years ended 1999 and 2000.

            The Company's deferred tax assets, deferred tax liabilities and deferred tax asset valuation allowance are as follows:



                                                SEPTEMBER 29, 1999   SEPTEMBER 27, 2000
            ---------------------------------- -------------------- --------------------
            Deferred rent expense                   $   161,000          $   359,000
            Net operating loss carryforward           1,529,000            3,050,000
            Property and equipment                            -              330,000
            ---------------------------------- -------------------- --------------------
            Total deferred tax assets                 1,690,000            3,739,000
            Less:  Valuation allowance                1,690,000            3,739,000
            ---------------------------------- -------------------- --------------------
            Total deferred tax liabilities                    -                    -
            ---------------------------------- -------------------- --------------------
            Net deferred tax asset                            -                    -
            ---------------------------------- -------------------- --------------------

            For tax purposes, the Company has approximately $6,739,000 of net operating loss carryforwards as of September 27, 2000, which expire through 2016.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  15.       PENDING LITIGATION

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

            The Company has recently become aware of an Administrative charge of racial discrimination brought by a former employee, which was originally filed with the New York State Division of Human Rights in 1989 against The Boathouse Cafe - TAM Food Services. The Complainant alleges a violation of State and Federal laws. A preliminary conference has been set by the State Division for March 9, 2001. The Company believes that these claims are baseless and intends to vigorously defend against them.

            In the ordinary course of business, the Company is a party to other legal proceedings, the outcome of which, either singly, or in the aggregate, is not expected to be material.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





  16.       CASH FLOW DISCLOSURE

            Cash paid for interest and income taxes is as follows:


                 YEAR ENDED       SEPTEMBER 29, 1999    SEPTEMBER 27, 2000
                ----------------- -------------------- --------------------
                Interest                  $292,930             $366,573
                Income taxes                 6,840               31,834
                ----------------- -------------------- --------------------


17. SUBSEQUENT EVENTS In October 2000 the Company sold to a major stockholder 10% convertible debentures in the amount of $500,000. These debentures convert into shares of common stock at $0.15 per share. The notes are due in October 2003 and can be converted at any time.

            In January 2001 the Company obtained a $1,000,000 bank loan which is due in January 2002, bears interest at prime and is guaranteed by a major stockholder.