Form 10KSB/A
period 2000-09-27
TAM RESTAURANTS INC
filed 2001-03-09
CIK 1048796

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

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $143,000 AS AT THE CLOSE OF BUSINESS ON MARCH 6, 2001.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 6, 2001 WAS 4,543,500.

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

         The Company has entered into a 40-year ground lease with the City of Hoboken, New Jersey. This lease provides for the Company to build a restaurant.

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

SITE SELECTION

         The choice of site selection is critical to the potential success of a particular restaurant. As a result, the Company devotes a significant amount of time and resources to identifying and analyzing potential sites. The Company seeks to identify locations in close proximity to upscale high-traffic, suburban residential neighborhoods, hotel complexes and/or urban business or entertainment centers. The Company also seeks to identify large spaces in tourist centers, such as government buildings, concession stands and offices in municipal parks which are not utilized to their potential. Additionally, to the extent opportunities arise, the Company seeks to identify waterfront locations, which type of location the Company believes has a synergy with the LUNDY'S concept and primarily seafood menu. The Company has entered into a 40 year ground lease with the City of Hoboken, New Jersey. This lease provides for the Company to build a restaurant. Except for this lease, and the Times Square lease, the Company has no commitments or understandings with respect to any other proposed locations.

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

         LUNDY'S, and AMERICAN PARK are high-profile locations which host many special events and receive extensive press coverage. These units have been featured in several magazines, including Gourmet, Travel & Leisure, The New York Times Magazine and New York Magazine, and have been the subject of several television news stories. As a result, these restaurants receive a great deal of publicity in addition to the publicity obtained from the Company's advertising efforts.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         Until July 31, 2000 the Company leased approximately 4,300 square feet of space in Staten Island, New York for its executive offices from Frank Cretella, a director and a principal stockholder of the Company. On or about August 1, 2000 the Company downsized its office space to approximately 2,500 square feet. The landlord has requested that the Company vacate this space on or before April 15, 2001 and the Company is currently seeking suitable office space and is confident that such space will be found.

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

         The Company operates AMERICAN PARK in Battery Park, New York City pursuant to a license from the Parks Department which expires in 2015.

         In July 2000 the Company entered a 40 year ground lease with the City of Hoboken, New Jersey. This lease provides for the Company to build a restaurant. Rent under this lease will be equal to six percent of the revenues generated by this restaurant.

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

         In February 2000, the Company, in a private placement pursuant to Regulation D under the Securities Act of 1933, sold 1 million shares of common stock at $2.00 per share for net proceeds of $2,000,000, to three separate investors, one of which is Luke Johnson, a Director of the Company.

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

         Gross profit for fiscal 2000 was $ 7,134,661 or 35.4% of sales, as compared to $9,499,003 or 49.5% of sales for fiscal 1999. The decrease in gross profit is primarily attributed to significant losses the Company experienced in the second and third quarter of fiscal 2000 relating to excessive food and labor costs. Beginning in June 2000 the Company began a restructuring program and effective July 29, 2000 Mr. Cretella resigned as President of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

           The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at September 27, 2000, the Company had a working capital deficit of $ 5,951,259), due to, among other things, costs associated with development, and pre-opening costs associated with Lundy's Times Square, the loss of THE BOATHOUSE license agreement, the closing of LUNDY'S AT SEA, the suspension of the Company's mail order operations and a general corporate restructuring. The Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements. As a result of the above the Company's ability to carry out its business and continue as a going concern is contingent upon continued trade vendor support, additional financing or equity. The Company's independent certified public accountants have issued a going concern opinion in regard to the fiscal 2000 financial statements. Management is aggressively seeking to locate and secure the required financing to shore up the Company's working capital.


         During fiscal 2000, net cash decreased by $ 4,285. Net cash used by operating activities was $ 532,252 compared to net cash provided by operating activities of $ 783,862 in fiscal 1999. This decrease was primarily related to an increase in net losses reported by the Company of approximately $ 4,500,000 offset by depreciation and amortization, deferred rent expense, decreases in accounts receivable and increases in accounts payable and accrued expenses. Net cash used in investing activities was $ 3,180,556, relating primarily to the construction of a new Lundy Bros. Restaurant in Times Square. The construction is expected to be completed by March 2001 at an additional cost of $1.4 million. Net cash provided by financing activities was $ 3,708,523, relating primarily to the repayment of debt of $ 1,000,000 to Kayne Anderson, sale of $2,000,000 in common stock and the arrangement of financing for Times Square of $2,500,000.

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

         In February 1998, the Company consummated an initial public offering (the "Public Offering") of 1,000,000 shares of Common Stock and 500,000 Warrants for gross proceeds of $5,050,000. After payment of the underwriters discounts and commissions and expenses of the Public Offering, net proceeds realized by the Company were $3,637,249.

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

         In February 2000, the Company, in a private placement, sold one million shares of common stock at $2.00 per share for net proceeds of $2,000,000 to three separate investors one of which is Luke Johnson, a Director of the Company.

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

         In January 2001, the Company obtained a $1,000,000 loan, payable interest only, at prime, with the principal due in January 2002. The loan was secured by Peter Salvatore a director and major shareholder of the Company. The proceeds from the October 2000 and January 2001 financing will be used for working capital purposes.

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

         The Company anticipates that the new LUNDY BROS. RESTAURANT, currently under construction in New York's Times Square will generate gross revenue approximately equal to those generated by THE BOATHOUSE. However, as a covenant of the restaurant's financing arrangement, 75% of the free cash flow generated from that restaurant's operation, as defined by its loan agreement, will go directly to repay the $2.5 million of principal invested in the construction and opening of that location. The Company is currently in negotiations to restructure the terms of the financing agreement related to the construction of Times Square and feels confident that under the new terms of the agreement the Company's cash flows will be improved.

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

         LUKE JOHNSON became a director of the Company in February 2000. Mr. Johnson is the Chairman of Belgo Group PLC, a publicly traded restaurant group (London Stock Exchange).

         All directors currently hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Executive officers of the Company serve at the direction of the Board and until their successors are duly elected and qualified. The Company reimburses directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company but does not pay its directors any fees for Board participation. Each outside Director is granted 5,000 options annually to purchase Company common shares as compensation for services (these options have not yet been granted).

         The Company has agreed that it will, for the period ending February 10, 2001, upon the request of the Underwriter, nominate and use its best efforts to elect a designee of the Underwriter (which designee may change from time to time) as a director of the Company or, at the Underwriter's option, appoint such designee as a non-voting advisor to the Company's Board of Directors. In August 1998, the Underwriter exercised its right and designated Frank Argenziano to be a member of the Board of Directors. Mr. Argenziano was elected to the Board of Directors on November 19, 1998. Mr. Argenziano resigned from the Board of Directors in January 2000, and the Underwriter has not requested a new nomination to the Board of Directors.


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

         Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended September 27, 2000, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied, except for a filing by Anthony Golio which is expected to be filed, and a late filing by Peter Salvatore.


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


                                                                                OPTION GRANTS
                                                           -------------------- ----------------------------------------------------
                                                           -------------------- ------------------- ---------------- ---------------

                                                                            % OF TOTAL
                                                    NUMBER OF SHARES     OPTIONS GRANTED
                                                   UNDERLYING OPTIONS    TO EMPLOYEES IN    EXERCISE PRICE
               NAME AND PRINCIPAL POSITION               GRANTED           FISCAL 2000         PER SHARE     EXPIRATION DATE
               ---------------------------               -------           -----------         ---------     ---------------

FISCAL 2000 (1)

Anthony B. Golio
  President, Vice President (2)..................        25,000                25%               $.50            8/15/2005

                                                         25,000                25%               $.50            2/15/2006

                                                         25,000                25%               $.50            8/15/2006

                                                         25,000                25%               $.50            2/15/2007
FISCAL 1999 (3)

Frank Cretella
  President and Chief Executive Officer..........        37,500                19%              $1.75            1/10/2004

                                                         18,750 (4)            10%              $1.75            1/10/2005

                                                         18,750 (5)            10%              $1.75            1/10/2006

Anthony B. Golio
 Vice President..................................         6,250                 3%              $1.75            1/10/2004

                                                          3,125 (4)           1.5%              $1.75            1/10/2005

                                                          3,125 (5)           1.5%              $1.75            1/10/2006

FiscaL 1998 (6)
Frank Cretella
  President and Chief Executive Officer..                37,500                15%              $5.00            2/10/2003

                                                         18,750 (4)             8%              $5.00            2/10/2004

                                                         18,750 (5)             8%              $5.00            2/10/2005
Anthony B. Golio
 Vice President..........................                12,500                 5%              $5.00            2/10/2003

                                                          6,250 (4)             3%              $5.00            2/10/2004

                                                          6,250 (5)             3%              $5.00            2/10/2005

---------------------

(1) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors.
(2) Mr. Golio was elected President of the Company in August 2000. These options vest (25,000) every six months after August 15, 2000.
(3) The number of options granted to employees during fiscal 1999 used to compute this percentage excludes options to purchase 48,625 shares of Common Stock due the termination of such options pursuant to their terms. Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors.
(4) These options vest on the first anniversary of the date of grant provided that the optionee is then employed by the Company.
(5) These options vest on the second anniversary of the date of grant provided that the optionee is then employed by the Company.
(6) The number of options granted to employees during fiscal 1998 used to compute this percentage excludes options to purchase 48,625 shares of Common Stock due the termination of such options pursuant to their terms. Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors.


           As of September 27, 2000, 131,250 of the Options set forth in the table above have vested to Mr. Cretella, and 18,750 have not yet vested, and 59,375 of the Options set forth in the table above have vested to Mr. Golio, and 78,125 have not yet vested. None of these Options have been exercised by the respective holders. All of these Options are exercisable at a price which is greater than the market price of the Company's Common Stock on September 27, 2000.

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

         Effective July 1, 2000, the Company entered into an employment agreement with Anthony Golio. The agreement has no term and can be terminated by either party with three months written notice. The agreement provides Mr. Golio with an annual base salary of $160,000, the opportunity to earn a bonus of up to 20% of his base salary based on the Company achieving EBDITA targets and the grant of 100,000 options to purchase TAM common stock at $.50 per share. The agreement also provides that if Mr. Golio is terminated without cause (including as a result of a change in control), Mr. Golio will be entitled to receive six months severance pay.


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

         On May 28, 1999, at the Company's Annual Meeting of Shareholders, the shareholders approved an amendment to the Option Plan to increase the number of shares of Common Stock reserved for issuance under the Option Plan from 525,000 to 1,250,000.

         On May 23, 2000, at the Company's Annual Meeting of Shareholders, the shareholders approved an amendment to the Option Plan to increase the number of shares of Common Stock reserved for issuance under the Option Plan from 1,250,000 to 1,750,000.

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

         Effective as of February 10, 1998 the Company granted options under the Option Plan to purchase an aggregate of 293,250 shares. Of such options, options to purchase 75,000, 50,000, 35,000, and 25,000 shares were granted to Mr. Cretella, Mrs. Cretella, Mr. Harris and Mr. Golio, respectively, at an exercise price of $5.00 per share. Of the options granted to each of Mr. Cretella, Mrs. Cretella, Mr. Harris and Mr. Golio, 50% vested immediately and the balance will vest in increments of 25% of the shares covered thereby on each of the first and second anniversaries of the date of grant, respectively. On November 19, 1998 the Board authorized the grant of 242,000 options under the Option Plan. Of such options, options to purchase 75,000, 50,000, 17,500 and 12,500 were authorized for granting to each of Mr. Cretella, Mrs. Cretella, Mr. Harris and Mr. Golio, respectively, no earlier than five days after the date on which the Company files its Form 10KSB for fiscal 1998. In December 1999 the Board authorized the grant of 101,750 options under the Option Plan to certain employees of the Company (none of which were issued to executive officers or Directors of the Company). All of such options vest in increments of 50% on the date of grant and 25% on each of the first and second anniversaries of the date of grant and are exercisable upon vesting at a price that is equal to the closing bid price of the Company's Common Stock on the date of grant. The options expire five years from the date of vesting, subject to earlier termination.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

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

         In October 1996, the Company entered into a lease agreement with Mr. Cretella, pursuant to which the Company leases its executive offices in Staten Island, New York. In May 1999 the Company expanded its office space increasing the annual rent due under the lease to $60,000 annually, increasing by 1.5% commencing in January of each subsequent year. Total rent paid under the lease in fiscal 2000 was $55,000. In August 2000 the Company downsized its office and rent was reduced to $2,500 per month. The Company believes that this lease is on commercially reasonable terms. The landlord has requested that the Company vacate this space on or before April 15, 2001 and the Company is currently seeking suitable office space and is confident that such space will be found.

         In October 1996, the Company entered into a lease agreement with Leisure Time, pursuant to which the Company leases a warehouse in Bayonne, New Jersey. Rent under the lease was $26,755.60 during fiscal 2000, increasing by 1.5% commencing in January of each subsequent year. Beginning August 2000 the Company reduced the space it was leasing and rent was reduced to $500 per month. The lease expires on December 31, 2001. The Company believes that this lease is on commercially reasonable terms.

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

                                      TAM RESTAURANTS, INC.



         Dated: March 9, 2001
                                      BY: /s/
                                      ----------------------------------------
                                      Anthony Golio
                                      President, Chief Financial and Operating
                                      Officer, Director





                                POWER OF ATTORNEY


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                       TITLE(S)                  DATE
    ----------                       --------                  ----

/s/                          President, Chief Financial    March 9, 2001
-----------------------      and Operating Officer,
Anthony B. Golio             Director

/s/                          Chairman of the               March 8, 2001
-----------------------      Board of Directors
Kenneth L Harris

/s/                          Director                      March 9, 2001
-----------------------
Peter J. Salvatore

/s/                          Director                      March 9, 2001
-----------------------
Barry E. Krantz

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



BDO Seidman, LLP
New York, NY


January 4, 2001, except for
Note 17 which is as of February 1, 2001



                                                           TAM RESTAURANTS, INC.
                                                                AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET




 SEPTEMBER 27, 2000
 ---------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash                                                                                    $     78,529
    Restricted cash                                                                              200,000
    Accounts receivable - net of allowance for doubtful accounts of $15,000                      259,823
    Inventory                                                                                    152,090
    Prepaid expenses                                                                             148,347
 ---------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                    838,789
 PROPERTY AND EQUIPMENT - NET                                                                  6,057,585
 RESTRICTED CASH                                                                               1,854,633
 DUE FROM STOCKHOLDER                                                                            180,000
 OTHER ASSETS                                                                                    553,601
 ---------------------------------------------------------------------------------------------------------
                                                                                              $9,484,608
 ---------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES:
    Current portion of long-term debt                                                        $   107,096
    Cash overdraft                                                                               507,369
    Current portion of loans payable, related parties                                            675,556
    Current portion of capitalized lease obligations                                             130,350
    Note payable bank                                                                            199,147
    Withholding taxes payable                                                                    969,232
    Barter advances                                                                              250,721
    Accounts payable                                                                           1,850,967
    Contract deposits payable                                                                    127,589
    Accrued expenses and other                                                                 1,972,021
 ---------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                             6,790,048
 ---------------------------------------------------------------------------------------------------------
 LONG-TERM LIABILITIES:
    Deferred rent expense                                                                        793,717
    Loans payable, related parties - net of current portion                                    2,054,534
    Capitalized lease obligations - net of current portion                                       206,012
 ---------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM LIABILITIES                                                           3,054,263
 ---------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                     9,844,311
 ---------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' DEFICIT:
    Preferred stock, $.0001 par value, 1,000,000 shares authorized;
       144,081 shares issued and outstanding (redemption value $720,450)                              14
    Common stock, $.0001 par value, 19,000,000 shares authorized; 4,535,500
        shares issued and outstanding                                                                453
    Additional paid-in capital                                                                 9,977,520
    Accumulated deficit                                                                      (10,337,690)
 ---------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                            (359,703)
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
           -----------------------------------------------------------------

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
            Construction in progress relates to the
            construction of the new Lundy Bros.
            Restaurant in New York City's Times
            Square. Capitalized interest relating to this construction amounted to approximately $108,000.
            The construction is expected to be
            completed by March 2001 at an additional cost of $1.4 million.

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

            Effective February 10, 1998, the Company entered into a three-year employment agreement with Frank Cretella, which is automatically renewable and provides for an annual base compensation of $175,000, and such bonuses as the Board of Directors may from time to time determine.

            On August 30, 2000, the Company entered into an employment agreement with Anthony Golio for an unspecified term which provided for a base annual salary of $160,000 and bonuses of up to 20% of the base salary if certain operating targets are met as defined in the agreement. The President also received 100,000 options to buy the Company's common stock at $.50 per share.

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


  11.       RELATED PARTY TRANSACTIONS

            In March 1994, Leisure Time Services, Inc., which is owned by Jeanne Cretella, a Director and principal stockholder of the Company, was formed to purchase, repair and store equipment and supplies for the Company, as well as to assist the Company in the performance of special catering events. Rent paid by the Company for each of the years ended 1999 and 2000 for utilization of a warehouse was $30,000 and $28,000, respectively.


            In October 1996, the Company entered into a lease for its corporate offices with Frank Cretella, Director and principal stockholder of the Company. The lease is currently month to month and provides for annual rental payments of approximately $38,000 plus real estate taxes.

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

            The Company is indebted to relatives of Jeanne Cretella, a Director and principal stockholder of the Company in the amount of $123,000 as of September 27, 2000. The notes are unsecured and bear interest from 10% to 15% per annum. Interest expense to these relatives was approximately $28,000 for the years ended 1999 and 2000, respectively.

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

            In December 1998, Frank Cretella converted $720,405 of indebtedness owed to him into 144,081 shares of Series A Preferred Stock and 72,045 warrants to purchase the Company's common stock at $6 per share. The fair value of these warrants has resulted in a charge of $30,357.

                              TAM RESTAURANTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  13.       STOCK OPTION PLAN

            The Company has a stock option plan (the "Option Plan") pursuant to which 1,750,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (I) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) nonqualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

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
                ----------------- -------------------- --------------------


17. SUBSEQUENT EVENTS In October 2000 the Company sold to Peter Salvatore, a Director and a major stockholder, 10% convertible debentures in the amount of $500,000. These debentures convert into shares of common stock at $0.15 per share. The debentures are due in October 2003 and can be converted at any time.

            In January 2001 the Company obtained a $1,000,000 bank loan which is due in January 2002, bears interest at prime and is guaranteed by Peter Salvatore, a Director and a major stockholder.