Form 10QSB
period 2000-12-27
TAM RESTAURANTS INC
filed 2001-03-23
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934

For the quarterly period ended      DECEMBER 27, 2000
                               -------------------------------------------------

        Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
-------
For the transition period from                             to
                               ----------------------   ----------------------

Commission file number    0-23757
                       --------------

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
Yes                  No     X
    -----                 -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,535,500 shares of common stock as of March 19, 2001.

           Transitional Small Business Disclosure Format (check one):
                                    Yes    No X
                                             --

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 27, 2000
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL STATEMENTS                                            PAGE(S)



ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheet as of
              December 27, 2000 (unaudited).                                 1

              Condensed Consolidated Statements of Operations
              For the Thirteen weeks ended December 27, 2000 and
              December 29, 1999 (unaudited).                                 2

              Condensed Consolidated Statements of Cash flow
              For the Thirteen weeks ended December 27, 2000 and
              December 29, 1999 (unaudited).                                 3

              Notes to unaudited Condensed Consolidated
              Financial Statements                                           4

Item 2.  Management's Discussion and Analysis of Financial
              Condition And Results of Operation                             6

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           10

Item 6.  Exhibits and reports on Form 8-K                                    10

         Signature Page                                                      11






                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                               DECEMBER 27, 2000
                                                               -----------------
Current Assets
     Cash                                                          $    110,669
     Restricted cash                                                    200,000
     Accounts receivable (net of allowance for
        doubtful accounts of $0)                                        172,040
     Inventory                                                          138,289
         Prepaid and other expenses                                      89,931
                                                                   ------------
     Total Current Assets                                               710,929

Property and Equipment-Net                                            6,795,761
Due from stockholder                                                    180,128
Restricted cash                                                       1,024,546
Other Assets                                                            562,096
                                                                   ------------
TOTAL ASSETS                                                       $  9,273,460
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Current portion of long-term debt                         $    100,800
         Cash overdraft                                                 463,195
         Note payable bank                                              183,357
         Current portion of loans payable, related parties              675,600
         Current portion of capitalized lease obligations               112,634
         Accounts payable                                             1,640,952
         Due to officer / Shareholder                                   393,715
         Withholding taxes payable                                      941,439
         Contract deposits payable                                      115,058
         Barter advances                                                349,422
         Accrued expenses and other                                   1,719,908
                                                                   ------------
Total Current Liabilities                                             6,696,080
                                                                   ------------

Long-term Liabilities
         Deferred rent expense                                          786,123
         10% Convertible bonds                                          500,000
         Loans payable-related parties - net of current portion       2,053,868
         Capitalized lease obligations-net of current portion           183,772
                                                                   ------------
         Total Long-term Liabilities                                  3,523,763
                                                                   ------------

TOTAL LIABILITIES                                                    10,219,843
                                                                   ------------

Commitments and Contingencies

                              STOCKHOLDERS' DEFICIT

Stockholders' Deficit
         Preferred stock; $.0001 par value;
                1,000,000 shares authorized,
                144,081 shares issued and outstanding                        14

         Common stock;  $.0001 par value,
            19,000,000 shares authorized;
            4,535,500 shares issued and outstanding                         454
         Additional paid-in capital                                   9,977,520
         Accumulated deficit                                        (10,924,371)
                                                                   ------------

TOTAL STOCKHOLDERS' (DEFICIT)                                          (946,383)
                                                                   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                            $  9,273,460
                                                                   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              Thirteen Weeks Ended
                                                   December 29,    December 27,
                                                     1999             2000
                                                     ----             ----

Sales                                               $ 4,646,150     $ 2,529,553
Cost of Sales                                         2,739,746       1,667,635
                                                    -----------     -----------

     Gross Profit                                     1,906,404         861,918
                                                    -----------     -----------

OPERATING EXPENSES:
     General and Administrative Expenses              1,517,347         928,041
     Preopening expenses                                   --           231,804
     Depreciation and amortization                      207,035         119,984
                                                    -----------     -----------
         Total operating expenses                     1,724,382       1,279,829
                                                    -----------     -----------

Income (Loss) from Operations                           182,022        (417,911)
                                                    -----------     -----------

Other Expense
     Interest expense                                    57,917          50,900
     Barter expense                                     103,253          99,860
                                                    -----------     -----------

         Total Other Expense                            161,170         150,760
                                                    -----------     -----------

     NET INCOME (LOSS)                              $    20,852     $  (568,671)
                                                    ===========     ===========

Net income (loss) per share:
     Basic                                          $       0.0     $     (0.13)
     Diluted                                        $       0.0     $     (0.13)

Weighted average number of
  common shares outstanding - Basic                   3,503,000       4,535,500
                                                    ===========     ===========

Weighted average number of
  common shares outstanding -diluted                  3,647,081       4,535,500
                                                    ===========     ===========






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.






                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                               Thirteen weeks Ended
                                                        DECEMBER 29,1999 DECEMBER 27, 2000
                                                        ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                      $  20,852    $(568,671)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
              Depreciation and amortization expense           207,035      119,984
              Deferred rent expense                            11,856       (7,595)
              Provision for bad debts                               0      (15,000)
     (Increase) decrease in:
              Accounts receivable                            (131,352)     102,784
              Inventory                                      (132,183)      13,801
              Prepaid and other expenses                       (6,025)      58,416
              Other assets                                    (30,884)     (10,887)
     Increase (decrease) in:
              Accounts payable                               (294,905)    (210,015)
              Bank Overdraft                                     --        (44,174)
              Withholding Tax Payable                            --        (27,793)
              Contract deposits payable                      (187,687)     (12,531)
              Accrued expenses                                (16,396)    (252,113)
                                                            ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                        (559,689)    (853,794)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                    (64,653)    (855,768)
     Restricted Cash                                             --        830,087
                                                            ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                         (64,653)     (25,681)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                         (18,010)     (18,010)
     Net repayments (advances) of officer's loans              93,081       43,715
     Net proceeds (repayments) from bank line of credit          --        (15,790)
     Proceeds from issuance of convertible bonds                 --        500,000
     Proceeds from barter advances                               --         98,701
     Proceeds from capitalized lease                          102,869         --
     Principal payments on long-term
        and capitalized lease obligations                     (37,300)     (46,252)
     Net (repayments) advances to stockholders/affiliates     448,124      349,251
                                                             ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     588,764      911,615
                                                            ---------    ---------

     Net increase (decrease) in cash                          (35,578)      32,140
     Cash, Beginning of Year                                   82,814       78,529
                                                            ---------    ---------
     Cash, End of period                                    $  47,236    $ 110,669
                                                            =========    =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ended September 27, 2000. Operating results for the thirteen week period ended December 27, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 26, 2001.

2.        ACCOUNTING PERIOD

     The Company reports on a 52/53 year.


3.        INVENTORY
     Inventory consists of:

     DECEMBER 27, 2000
     ---------------------------------------
     Food and beverage            $  23,274
     Liquor                          97,491
     Paper                            3,736
     Retail Merchandise              13,788
                                 ----------
     Total Inventory               $138,289
                                 ==========



4.        LONG-TERM DEBT

     In February 2000, the Company received $2,500,000 in financing from a loan syndicate headed by Kayne-Anderson to construct a LUNDY BROS. RESTAURANT in New York's Times Square. The proceeds are maintained in a separate account and can only be used to construct and open the Times Square Restaurant. Repayment of the principal will be paid out of the free cash flow of TIMES SQUARE LUNDY'S in accordance with the terms of the loan agreement. The loan bears interest at prime plus 1%.

     In October 2000, the Company sold $500,000 principal amount of 10% three year Convertible Debentures to Peter Salvatore, a director and major stockholder of the Company. The debenture is convertible into shares of common stock at a price $0.15 per share at any time up to maturity.

5.        INCOME (LOSS) PER SHARE

     For the calculation of the income (loss) per share for the three months ended December 27, 2000 and December 29, 1999, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-dilutive. For the 1999 period net income has been adjusted for the preferred stock dividend of $18,010 and the diluted shares include 144,081 of convertible preferred shares outstanding. For the 2000 period the net loss has been adjusted for the preferred stock dividend of $18,010.

6.        SUBSEQUENT EVENTS

     In January 2001, the Company obtained a $1,000,000 loan, payable interest only, at prime, with the principal due in January 2002. The loan was secured by Peter Salvatore a director and major stockholder of the Company.

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


OVERVIEW

     The Company operates LUNDY BROS. RESTAURANT ("LUNDY'S"), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, and AMERICAN PARK AT THE BATTERY ("AMERICAN PARK"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark. The Company is also completing construction on a new LUNDY BROS. RESTAURANT in New York City's Times Square. The new restaurant in scheduled to open in late April 2001. The Company has a lease with the City of Hoboken to build a restaurant in Hoboken, New Jersey. There are no specific deadlines in place as to completion.

RESULTS OF OPERATIONS

     Sales for the thirteen weeks ended December 27, 2000 were $2,529,553, a decrease of $2,116,597 or 45.6%, as compared to $4,646,150, for the thirteen weeks ended December 29, 1999. The decrease in sales for the thirteen week period was due primarily to the loss of the THE BOATHOUSE operation in Central Park and the closure of LUNDY'S AT SEA. For the thirteen weeks ended December 29, 1999 THE BOATHOUSE and LUNDY'S AT SEA generated revenues of approximately $2,092,310.

     Cost of sales for the thirteen weeks ended December 27, 2000 were $1,667,635 or 65.9% of sales as compared to $2,739,746 or 59.0% of sales for the thirteen weeks ended December 29, 1999. When cost of sales numbers for the thirteen weeks ended December 29, 1999 are adjusted to remove the costs associated the now suspended BOATHOUSE AND LUNDY'S AT SEA Cost of sales was $1,679,193 or 65.8%.

     As a result of the foregoing, gross profit for the thirteen weeks ended December 27, 2000 was $861,918, a decrease of $1,044,486 or 54.8%, as compared to $1,906,404 for the thirteen weeks ended December 29, 1999. When adjusted to remove the revenues and costs associated with the now suspended BOATHOUSE and LUNDY'S AT SEA operations the gross profit for the thirteen weeks ended December 29, 1999 was $874,647.

     Operating expenses for the thirteen weeks ended December 27, 2000 were $1,279,829 or 50.6% of sales consisting of $928,041 in general and administrative expenses, $231,804 in pre-opening expenses and $119,984 in depreciation and amortization. As compared to $1,724,382 or 37.1% of sales, for the thirteen weeks ended December 39, 1999 consisting of $1,517,347 in general and administrative expenses and $207,035 in depreciation and amortization. When adjusted to remove the expenses associated with the now suspended BOATHOUSE and LUNDY'S AT SEA operations, operating and administrative expenses for the thirteen weeks ended December 29, 1999 were $1,002,308.


     Other expenses for the thirteen weeks ended December 27, 2000 were $150,760 a decrease of $10,410 or 6.5% as compared to $161,170 for the thirteen weeks ended December 29, 1999. Other expenses for the thirteen weeks ended December 27, 2000 consisted of $99,860 of barter expense and $50,900 of interest expense as compared to $103,253 and $57,917, respectively, during the same period in fiscal 2000.

     As a result of the foregoing, the net loss amounted to $568,671 or $.13 per share for the thirteen weeks ended December 27, 2000 as compared to a net profit of $20,852 or $0.0 per share for the thirteen weeks ended December 29, 1999. When adjusted to reflect the loss of THE BOATHOUSE and LUNDY'S AT SEA operations net loss for the thirteen weeks ended December 27, 1999 would have been $403,601.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at December 27, 2000, the Company had a working capital deficit of $5,985,151), due to, among other things, costs associated with development, opening and start-up costs of the new LUNDY BROS. RESTAURANT in Times Square and the failure of our license to be renewed at THE BOATHOUSE in Central Park. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

     During the thirteen weeks ended December 27, 2000, net cash increased by $32,140. Net cash used in operating activities was $853,794. Net cash used in investing activities was $25,681. The net increase in cash from financing activities of $911,615 relates primarily to the sale of $500,000 in convertible debentures and an advance from Peter Salvatore, a Director and principal shareholder of the Company in the amount of $350,000.

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

ITEM 6.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)      Exhibits.

         2.7      Financial Data Schedule

(b)               Reports on Form 8-K

         A report on Form 8-K dated October 21, 2000 disclosing Item 5. Other Events was filed by the Company during the thirteen weeks ended December 27, 2000.

         A report on Form 8-K dated November 16, 2000 disclosing Item 5. Other Events was filed by the Company during the thirteen weeks ended December 27, 2000.

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                                 Signature Page



     In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 20th day of March, 2001.



                                      TAM RESTAURANTS, INC.
                                      ---------------------
                                      (Registrant)



 Dated: March 20, 2001                /S/ ANTHONY B. GOLIO
                                      ---------------------------------
                                      Anthony B. Golio
                                      President and Chief Financial and
                                      Operating Officer