Form 10QSB
period 2001-03-28
TAM RESTAURANTS INC
filed 2001-05-25
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[Mark One]

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange ----- Act of 1934


For the quarterly period ended MARCH 28, 2001.

[   ]  Transition report under Section 13 or 15 (d) of the Securities Exchange
-----  Act of 1934


For the transition period from                             to                  .
                               ---------------------------    ------------------

                         Commission file number: 0-23757

                              TAM RESTAURANTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                    13-3905598
(State or other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

                   114 MCCLEAN AVENUE, STATEN ISLAND, NY 10305

                    (Address of Principal Executive Offices)

                                 (718) 273-2532
                           (Issuer's Telephone Number)



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
Yes      X            No
    --------------      ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,553,500 shares of common stock as of March 28, 2001.

           Transitional Small Business Disclosure Format (check one):
                                    Yes    No  X
                                              --

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 28, 2001
                                   FORM 10-QSB



                                      INDEX


Part I.    FINANCIAL STATEMENTS                                          Page(s)



Item 1.    Financial Statements

                Condensed Consolidated Balance Sheet as of March 28, 2001
                (unaudited).                                                   3

                Condensed Consolidated Statements of Operations
                For the Thirteen weeks and Twenty-Six weeks
                ended March 28, 2001 and March 29, 2000 (unaudited).           4

                Condensed Consolidated Statements of Cash flow
                For Twenty-Six weeks ended March 28, 2001 and
                March 29, 2000 (unaudited).                                    5

                Notes to unaudited Condensed Consolidated
                Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of Financial
                Condition And Results of Operation                             8

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                          12

Item 6.    Exhibits and Reports on Form 8-K                                   12

Signature Page  13




                     TAM RESTAURANTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                           MARCH 28, 2001
                                                                           --------------
Current Assets
      Cash                                                                 $     55,228
      Restricted Cash                                                           200,000
      Accounts receivable (net of allowance
          for doubtful accounts of $0)                                          151,542
      Inventory                                                                 118,839
         Prepaid and other expenses                                              72,771
                                                                           ------------
Total Current Assets                                                            598,380

Property and Equipment-Net                                                    7,533,698
Due from stockholder                                                            212,118
Restricted Cash                                                                 200,299
Other Assets                                                                    625,944
                                                                           ------------
TOTAL ASSETS                                                               $  9,170,439
                                                                           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
         Note payable bank                                                 $  1,208,349
         Current portion of long-term debt                                      183,273
         Cash overdraft                                                         260,945
         Current portion of loans payable, related parties                      825,500
         Current portion of capitalized lease obligations                       123,886
         Withholding taxes payable                                              915,949
         Accounts payable                                                     1,982,361
         Due to officer                                                          88,870
         Contract deposits payable                                              204,022
         Barter advances                                                        550,782
         Accrued expenses and other                                           1,382,147
                                                                           ------------
Total Current Liabilities                                                     7,726,084
                                                                           ------------

Long-term Liabilities
         Deferred rent expense                                                  858,154
         Long-term debt - net of current portion                                      0
         10% Convertible bonds                                                  500,000
         Loans payable-related parties - net of current portion               2,053,334
         Capitalized lease obligations-net of current portion                   147,657
         Barter advances - net of current portion                                     0
                                                                           ------------
Total Long-term Liabilities                                                   3,559,145
                                                                           ------------

TOTAL LIABILITIES                                                            11,285,229
                                                                           ------------


                              STOCKHOLDERS' DEFICIT

Stockholders' Deficit
         Preferred stock; $.0001 par value; 1,000,000 shares authorized,
            144,081 shares issued and outstanding                                    14

         Common stock;  $.0001 par value,  19,000,000 shares authorized;
            4,535,500 shares issued and outstanding                                 453
         Additional paid-in capital                                           9,977,520
         Accumulated deficit                                                (12,092,777)
                                                                           ------------

TOTAL STOCKHOLDERS' DEFICIT                                                  (2,114,790)
                                                                           ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                                     $ 9,170,439
                                                                           ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                March 29,      March 28,       March 29,      March 28,
                                                  2000           2001            2000          2001
                                                  ----           ----            ----          ----
Sales                                         $ 2,341,944    $ 1,437,131    $ 6,988,094    $ 3,966,684

Cost of Sales                                   2,210,585      1,250,322      4,950,331      2,917,957
                                              -----------    -----------    -----------    -----------

     Gross Profit                                 131,359        186,809      2,037,763      1,048,727

Operating expenses
      General and administrative expenses       1,538,674        883,037      3,066,011      1,811,078
      Preopening expenses                            --          231,450          --           463,254
      Depreciation and amortization               238,141        120,022        435,156        240,006
                                              -----------    -----------    -----------    -----------
            Total operating expenses            1,776,815      1,234,509      3,501,197      2,514,338
                                              -----------    -----------    -----------    -----------

Loss from Operations                           (1,645,456)    (1,047,700)    (1,463,434)    (1,465,611)
                                              -----------    -----------    -----------    -----------

Other Expense
     Interest expense                             109,810         52,806        167,727        103,706
     Barter Expense                               110,515         49,890        213,768        149,750
                                              -----------    -----------    -----------    -----------

         Total Other Expense                      220,325        102,696        381,495        253,456
                                              -----------    -----------    -----------    -----------

     NET LOSS                                 $(1,865,781)   $(1,150,396)   $(1,844,929)   $(1,719,067)
                                              ===========    ===========    ===========    ===========

Net loss per share:
Basic and Diluted                             $      (.46)   $      (.26)   $      (.50)   $      (.39)
                                              ===========    ===========    ===========    ===========
Weighted average number of common
shares outstanding - basic and diluted          4,073,000      4,535,500      3,791,000      4,535,500
                                              ===========    ===========    ===========    ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Twenty-Six weeks Ended
                                                     MARCH 29, 2000   MARCH 28, 2001
                                                     --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                          $(1,844,929)   $(1,719,067)
      Adjustments to reconcile net loss
      to net cash provided by operating activities:
                Depreciation and amortization expense       435,156        240,006
                Deferred rent expense                        27,000         64,436
                Provision for bad debts                        --          (15,000)
      Decrease (increase) in:
                Accounts receivable                           1,090        123,281
                Inventory                                       138         33,251
                Prepaid and other expenses                 (194,201)        75,576
                Other assets                                192,409        (77,127)
      Increase (decrease) in:
                Accounts payable                           (755,409)       131,394
                Bank overdraft                                 --         (246,424)
                Contract deposits payable                    70,959         76,433
                Withholding tax payable                        --          (53,283)
                Accrued expenses                            125,843       (589,874)
                                                        -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                    (1,941,944)    (1,956,398)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                 (90,414)    (1,711,335)
      Restricted cash                                          --        1,654,334
                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                       (90,414)       (57,001)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends Paid                                        (36,024)       (36,020)
      Net proceeds from bank line of credit                 700,000      1,009,202
      Proceeds from long-term debt                        2,500,000           --
      Proceeds from issuance of convertible bonds              --          500,000
      Sale of common stock                                2,000,000           --
      Repayment of related party loan                    (1,000,000)          --
      Proceeds from barter advances                         139,290        300,061
      Principal payments on long-term
            and capitalized lease obligations               (74,381)       (64,819)
      Net (repayments) advances from
           Officers, stockholders and affiliates            544,417        205,497
      Proceeds from equipment refinancing loans             271,320           --
      Repayment of long-term debt                           (22,087)        76,177
                                                        -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 5,022,535      1,990,098
                                                        -----------    -----------
Net increase (decrease) in cash                           2,990,177        (23,301)
Cash, Beginning of year                                      82,814         78,529
                                                        -----------    -----------
Cash, End of period                                     $ 3,072,991    $    55,228
                                                        ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that the financial statements be read in conjunction with the Company's consolidated audited financial statements and footnotes thereto contained in the Company's Form 10-KSB for the fiscal year ended September 27, 2000. Operating results for the thirteen and twenty-six week periods ended March 28, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 28, 2001.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit as of September 27, 2000, and had incurred a significant loss from operations for the year ended September 27, 2000 that raised substantial doubt about its ability to carryout its business and continue as a going concern without continued trade vendor support, additional financing or equity or its ability to reach or comply with agreements with Federal and State taxing authorities.

      Management is aggressively seeking new business with the construction of the Lundy's Times Square restaurant and additional financing which it believes will return the Company to profitability. There can be no assurances that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Certain amounts from the prior year have been reclassified to conform to the current year presentation.

2.    ACCOUNTING PERIOD

      The Company reports on a 52/53 year.

3.    INVENTORY

      Inventory consists of:
      March 28, 2001

      Food and beverage           $  34,619
      Liquor                         80,484
      Paper                           3,736
                                  ---------
      Total Inventory              $118,839
                                  =========

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

      In January 2001, the Company obtained a $1,000,000 loan, payable interest only, at prime, with the principal due in January 2002. The loan was securitized by collateral provided by Peter Salvatore a director and major stockholder of the Company.

5.    LOSS PER SHARE

      For the calculation of the loss per share for the thirteen and twenty six weeks ended March 28, 2001 and March 29, 2000, all of the Company options and warrants are excluded for basic and diluted loss per share as they are anti-dilutive. For the 2001 and 2000 thirteen-week period net loss has been adjusted for the preferred stock dividend of $18,010 and the diluted shares include 144,081 of convertible preferred shares outstanding. For the twenty-six week period the net loss has been adjusted for the preferred stock dividend of $36,020.

6.    SUBSEQUENT EVENTS

      On March 30, 2001 the Company, in a private placement, sold 5,700,000 shares of common stock at $0.10 per share for net proceeds of $570,000.

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

OVERVIEW

          The Company operates LUNDY BROS. RESTAURANT ("LUNDY'S"), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, and AMERICAN PARK AT THE BATTERY ("AMERICAN PARK"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark. The Company is also completing construction on a new LUNDY BROS. RESTAURANT in New York City's Times Square. The new restaurant in scheduled to open in late May 2001. The Company has a lease with the City of Hoboken to build a restaurant in Hoboken, New Jersey. There are no specific deadlines in place as to completion.

RESULTS OF OPERATIONS

      Sales for the twenty-six weeks ended March 28, 2001 were $3,966,684, a decrease of $3,021,410 or 43.2% as compared to $6,988,094 for the twenty-six weeks ended March 29, 2000. The Company's sales for the thirteen weeks ended March 28, 2001 were $1,437,131, a decrease of $904,813 or 38.6%, as compared to $2,341,944 for the thirteen weeks ended March 29, 2000. The decrease in sales for the thirteen week and twenty-six week periods was due primarily to the loss of the THE BOATHOUSE operation in Central Park and the closure of LUNDY'S AT SEA. For the twenty-six weeks ended March 29, 2000 THE BOATHOUSE and LUNDY'S AT SEA generated revenues of approximately $2,607,991. The additional decrease of approximately $414,014 can be attributed to the severe weather conditions experienced in the northeast during the thirteen weeks ended March 28, 2001 and the resulting impact on a la carte sales at both LUNDY'S and AMERICAN PARK.

     Cost of sales for the twenty-six weeks ended March 28, 2001 were $2,917,957 or 73.6% of sales as compared to $4,950,331 or 70.8% of sales for the twenty-six weeks ended March 29, 2000. Cost of sales for the thirteen weeks ended March 28, 2001 were $1,250,322 or 87.0% of sales as compared to $2,210,585 or 94.4% of sales for the thirteen weeks ended March 29, 2000. When cost of sales numbers for the twenty-six weeks ended March 29, 2000 are adjusted to remove the costs associated the now suspended BOATHOUSE and LUNDY'S AT SEA operations, the cost of sales was $3,190,645 or 72.8%.

      As a result of the foregoing, gross profit for the twenty-six weeks ended March 28, 2001 was $1,048,727 or 26.4% of sales as compared to $2,037,763 or
29.2% of sales for the twenty-six weeks ended March 29, 2000, a decrease of $989,036 or 48.5%. Gross profit for the thirteen weeks ended March 28, 2001 was $186,809 or 13.0% of sales as compared to $131,359 or 5.6% of sales for the thirteen weeks ended March 29, 2000.

         Operating expenses for the twenty-six weeks ended March 28, 2001 were $2,514,338 or 63.4% of sales consisting of $1,811,078 in general and administrative expenses, $463,254 in preopening expenses and $240,006 in depreciation and amortization. As compared to $3,501,197 or 50.1% of sales for the twenty-six weeks ended March 29, 2000, consisting of $2,926,041 in general and administrative expenses, a sales tax charge of $140,000, and $435,156 in depreciation and amortization. Operating expenses for the thirteen weeks ended March 28, 2001 were $1,234,509 or 85.9% of sales consisting of $883,037 in general and administrative expenses, $231,450 in preopening expenses and $120,022 in depreciation and amortization. As compared with $1,776,815 or 75.9% of sales for the thirteen weeks ended March 29, 2000, consisting of $1,389,674 in general and administrative expenses, a sales tax charge of $140,000 and $238,141 in depreciation and amortization. When adjusted to remove the expenses associated with the now suspended BOATHOUSE and LUNDY'S AT SEA operations, general and administrative expenses for the thirteen and twenty-six weeks ended March 28, 2000 were $1,124,768 and $2,190,930 respectively, including a sales tax charge of $140,000.

         Other expenses for the twenty-six weeks ended March 28, 2001 were $253,456, a decrease of $128,039 or 33%, as compared to $381,495 for the twenty-six weeks ended March 29, 2000. Other expenses for the thirteen weeks ended March 28, 2001 were $102,696, a decrease of $117,629 or 53.4%, as compared to $220,325 for the thirteen weeks ended March 29, 2000. Other expenses for the twenty-six weeks ended March 28, 2001 consisted of $149,750 of barter expense and $103,706 of interest expense. As compared to $213,768 in barter expenses, and $167,727 in interest expenses.

     As a result of the foregoing, net loss amounted to $1,719,067 or $.39 per share for the twenty-six weeks ended March 28, 2001, as compared to a net loss of $1,844,929 or $.50 per share for the twenty-six weeks ended March 29, 2000. For the thirteen weeks ended March 28, 2001, net loss amounted to $1,150,396 or $.26 per share, as compared to a net loss of $1,865,781 or $.46 per share for the thirteen weeks ended March 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at March 28, 2001, the Company had a working capital deficit of $7,127,704), due to, among other things, costs associated with the development, pre-opening and start-up costs of the new LUNDY BROS. RESTAURANT in Times Square and the failure of our license to be renewed at THE BOATHOUSE in Central Park. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions and the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements.

         As a result of the above, the Company's ability to carryout its business and continue as a going concern is contingent upon trade vendor support, additional financing or equity. The Company's independent certified public accountants have issued a going concern opinion in regard to the fiscal 2000 financial statements. Management is aggressively seeking to locate and secure the required financing to shore up the Company's working capital.

     During the twenty-six weeks ended March 28, 2001, net cash decreased by $23,301. Net cash used in operating activities was $1,956,398. Net cash used in investing activities was $57,001, relating primarily to pre-opening and start-up costs associated with LUNDY BROS. RESTAURANT in Times Square. The net increase in cash from financing activities was $1,990,098 which relates primarily to the sale of $500,000 in convertible debentures, the securitization of a bank loan by Peter Salvatore, a Director and principal shareholder of the Company in the amount of $1,000,000, and $300,000 in barter card advances.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

(1) On February 7, 2000, and February 9, 2000, the Registrant issued and sold an aggregate of 1,000,000 shares of its Common Stock to three accredited investors for a total purchase price of $2,000,000 under a Common Stock Purchase Agreement dated as of February 1, 2000.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(3)        Exhibits.

(b)        Reports on Form 8-K

           There were no reports on Form 8-K filed by the Company during the period covered by this Report.

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



                                                 TAM RESTAURANTS, INC.
                                                 ---------------------
                                                  (Registrant)



Dated: May 25, 2001                               /S/ ANTHONY B. GOLIO
                                                  --------------------
                                                  Anthony B. Golio
                                                  President and Chief Financial
                                                  and Operating Officer