Form 10QSB
period 2001-06-30
TAM RESTAURANTS INC
filed 2001-08-21
CIK 1048796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             FORM 10-QSB (Mark One)


[Mark One]

           [ X ] Quarterly report under Section 13 or 15 (d) of the Securities ----- Exchange Act of 1934

For the quarterly period ended JUNE 27 2001.

           [   ]  Transition report under Section 13 or 15 (d) of the
           -----  Securities Exchange Act of 1934


For the transition period from                      to                        .
                               --------------------    ---------------------

                         Commission file number: 0-23757

                              TAM RESTAURANTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                        13-3905598
          --------                                        ----------
 (State or other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)


                   114 MCCLEAN AVENUE, STATEN ISLAND, NY 10305
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 273-2532
                                 --------------
                           (Issuer's Telephone Number)



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
Yes    X          No
     -----          ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,235,500 SHARES OF COMMON STOCK AS OF JUNE 27, 2001.

           Transitional Small Business Disclosure Format (check one):
                         Yes        No  X
                             ---       ---

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 27, 2001
                                   FORM 10-QSB


                                      INDEX


Part I.    FINANCIAL INFORMATION                                        Page(s)

Item 1.    Financial Statements

                Condensed Consolidated Balance Sheet                       3
                as of June 27, 2001 (unaudited).

                Condensed Consolidated Statements of Operations
                For the Thirteen weeks and Thirty-nine weeks
                ended June 27, 2001 and June 28, 2000 (unaudited).         4

                Condensed Consolidated Statements of Cash Flows For the Thirty-Nine weeks ended June 27, 2001
                and June 28, 2000 (unaudited).                             5

                Notes to unaudited Condensed Consolidated
                Financial Statements                                       6

Item 2.    Management's Discussion and Analysis of Financial
                Condition And Results of Operation                         8

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                      12

Item 6.    Exhibits and Reports on Form 8-K                               12

Signature Page                                                            13

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                            JUNE 27, 2001
                                                                            -------------
Current Assets
      Cash                                                                    $  287,997
      Restricted Cash                                                            201,999
      Accounts receivable (net of allowance for doubtful accounts of $0)         252,054
      Inventory                                                                  192,702
         Prepaid expenses and other current assets                                43,907
                                                                               ---------
Total Current Assets                                                             978,659

Property and Equipment-Net                                                     7,910,950
Due from stockholder                                                             230,128
Other Assets                                                                     733,510
                                                                              ----------
TOTAL ASSETS                                                                $  9,853,247
                                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
         Note payable bank                                                 $   1,195,333
         Current portion of long-term debt                                       257,958
         Cash overdraft                                                          657,945
         Current portion of loans payable, related parties                     1,034,615
         Current portion of capitalized lease obligations                        125,392
         Withholding taxes payable                                             1,168,641
         Accounts payable                                                      2,127,779
         Due to officer                                                          124,301
         Contract deposits payable                                               205,104
         Barter advances                                                         426,790
         Accrued expenses and other                                            1,555,599
                                                                             -----------
Total Current Liabilities                                                      8,879,457
                                                                             -----------

Long-term Liabilities
         Deferred rent expense                                                 1,173,190
         Long-term debt - net of current portion                                 102,492
         Capitalized lease obligations-net of current portion                    115,299
         Loans payable-related parties - net of current portion                1,950,000
         10% Convertible bonds                                                   500,000
                                                                           -------------
Total Long-term Liabilities                                                    3,840,981
                                                                           -------------

TOTAL LIABILITIES                                                             12,720,438
                                                                           -------------


                            STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
         Preferred stock; $.0001 par value; 1,000,000 shares authorized,
            144,081 shares issued and outstanding                                     14

         Common stock;  $.0001 par value,  19,000,000 shares authorized;
            10,235,500 shares issued and outstanding                               1,023
         Additional paid-in capital                                           10,546,950
         Accumulated deficit                                                 (13,415,178)
                                                                         ----------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                (2,867,191)
                                                                         ----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                                               $     9,853,247
                                                                         ================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Thirty-nine Weeks Ended                     Thirteen Weeks Ended
                                                          June 27,             June 28,            June 27,            June 28,
                                                           2001                 2000                 2001                2000
                                                           ----                 ----                 ----                ----
Sales                                                  $ 6,863,652          $13,930,862          $ 2,896,968         $ 6,942,768
Cost of Sales                                            4,993,325            8,896,751            2,042,328           3,946,420
                                                       -----------          -----------          -----------         -----------
     Gross Profit                                        1,870,327            5,034,111              854,640           2,996,348

Operating expenses
      General and administrative expenses                3,465,623            5,862,712            1,447,581           2,501,515
      Preopening expenses                                1,042,354              197,288              579,100             197,288
            Total operating expenses                     4,507,977            6,060,000            2,026,681           2,698,803
                                                       -----------          -----------          -----------         -----------
Loss from Operations                                   (2,637,650)          (1,025,889)          (1,172,041)             297,545
                                                       -----------          -----------          -----------         -----------
Other Expense
     Interest expense                                      160,854              288,827               57,148             121,100
     Barter Expense                                        267,987              440,712              118,237             226,944
     Sales tax assessment                                                       140,000
                                                                                -------

Total                                                      428,841              869,539              175,385             348,044
                                                       -----------          -----------          -----------         -----------

     NET LOSS                                         $(3,066,491)        $ (1,895,428)        $ (1,347,426)         $ ( 50,499)


Preferred stock dividends                                   10,997               54,034               10,997              18,010
                                                       -----------          -----------          -----------         -----------

Net loss applicable to common shareholders
                                                      $(3,077,488)        $(1,949,462)         $(1,358,423)           $(68,509)
                                                      ============        ============         ============           =========
Net loss per share:
Basic and Diluted                                           $(.48)              $(.48)               $(.13)              $(.02)
                                                      ============        ============         ============           =========
Weighted average number of common
shares outstanding - basic and diluted                   6,414,821           4,023,147           10,172,863           4,503,000
                                                      ============        ============         ============           =========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THIRTY-NINE WEEKS ENDED
                                                      JUNE 27, 2001       JUNE 28, 2000
                                                      -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                          $(3,066,491)   $(1,895,428)
      Adjustments to reconcile net loss
      to net cash used in operating activities:
                Depreciation and amortization expense       360,134        659,524
                Deferred rent expense                       379,473        230,651
                Provision for bad debts                     (15,000)
      Decrease (increase) in:
                Accounts receivable                          22,769        (49,130)
                Inventory                                   (40,612)       (52,457)
                Prepaid expenses and other current assets   104,440       (183,827)
                Other assets                               (183,739)        87,374
       Increase (decrease) in:
                Accounts payable                            276,812       (406,020)
                Cash overdraft                              150,576           --
                Contract deposits payable                    77,515        (97,228)
                Withholding tax payable                     199,409           --
                Accrued expenses                           (381,807)       164,882
                                                        -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                    (2,116,521)    (1,541,659)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment              (2,209,669)      (566,576)
           Restricted cash                                1,852,634
                                                        -----------
NET CASH USED IN INVESTING ACTIVITIES                      (357,035)      (566,576)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends Paid on Preferred Stock                     (10,997)       (54,034)
      Net proceeds from bank line of credit                 996,186        700,000
      Proceeds from long-term debt                             --        2,500,000
      Proceeds from loan payable, related parties           450,000           --
      Proceeds from issuance of convertible bonds           500,000           --
      Sale of common stock                                  570,000      2,000,000
      Proceeds from barter advances                         176,069        128,138
      Principal payments on long-term debt,
            capitalized lease obligations, and loans
            payables, related parties                       (72,407)    (1,156,512)
      Net advances from
           Officers, stockholders and affiliates             74,173         20,417
      Proceeds from equipment refinancing loans                --          254,658
                                                        -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,683,024      4,392,667
                                                        -----------    -----------

Net increase in cash                                        209,468      2,284,432
Cash, Beginning of period                                    78,529         82,814
                                                        -----------    -----------
Cash, End of period                                     $   287,997    $ 2,367,246
                                                        ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     TAM RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION
      ---------------------
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of TAM Restaurants and Subsidiaries (the "Company") as of June 27, 2001, its results of operations for the thirty-nine and thirteen weeks ended June 27, 2001 and June 28, 2000 and its cash flows for the thirty-nine weeks ended June 27, 2001 and June 28, 2000. Pursuant to rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information in the Form 10-KSB.

      The consolidated results of operations for the thirty-nine weeks and thirteen weeks ended June 27, 2001 are not necessarily indicative of the results to be expected for the full year.

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a stockholders' deficiency and working capital deficiency as of June 27, 2001 and had incurred a significant loss from operations for the thirty-nine weeks ended June 27, 2001 that raise substantial doubt about its ability to carryout its business and continue as a going concern.

      Management is aggressively seeking new business with the opening of the Lundy's Times Square restaurant and additional debt or equity financing which it believes will return the Company to profitability. There can be no assurances that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    ACCOUNTING PERIOD
      -----------------
      The Company reports on a 52/53 week year.

3.    LOSS PER SHARE
      -----------------------

      For the calculation of the loss per share for the thirty-nine weeks ended June 27, 2001 and June 28, 2000, all of the Company's options and warrants are excluded for basic and diluted loss per share as they are anti-dilutive. The net loss for the thirteen and thirty-nine weeks ended June 27, 2001 has been adjusted for the preferred stock dividend of $10,997 and $10,997, respectively. The net loss for the thirteen and thirty-nine weeks ended June 28, 2000 has been adjusted for the preferred stock dividend of $18,010 and $54,034, respectively.

4.    Common Stock
      ------------
      On March, 30, 2001, the Company, in a private placement, sold 5,700,000 shares of common stock at $.10 per share for proceeds of $570,000.

5.    INVENTORY
      ---------
      Inventory consists of:

      Food and beverage             $  50,781
      Liquor                          138,185
      Paper                             3,736
                                    ---------
      Total Inventory                $192,702
                                    =========

6.    LONG-TERM DEBT
      --------------
      In February 2000, the Company received $2,500,000 in financing from a loan syndicate headed by Kayne-Anderson to construct a LUNDY BROS. RESTAURANT in New York's Times Square. The proceeds are maintained in a separate account and can only be used to construct and open the Times Square Restaurant. During the thirty-nine weeks ended June 27, 2001, the Company used proceeds of $1,854,633 for construction.

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

7.    LOAN PAYABLE - RELATED PARTY
      ----------------------------
      In April 2001, the Company obtained a $450,000 interest only loan from a director which is payable on demand and bears interest at 10%.

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

OVERVIEW

          The Company operates LUNDY BROS. RESTAURANT ("LUNDY'S SHEEPSHEAD BAY"), a high-volume, casual, upscale seafood restaurant located in Brooklyn, New York, and AMERICAN PARK AT THE BATTERY ("AMERICAN PARK"), a multi-use facility featuring an upscale restaurant, catering floor, two outside patios and a fast food kiosk, located at the water's edge in Battery Park, a New York City landmark. On May 22, 2001 the Company opened a second LUNDY BROS. RESTAURANT("LUNDY'S TIMES SQUARE") at 50th & Broadway in the heart of Times Square. The Company has a lease with the City of Hoboken to build a restaurant in Hoboken, New Jersey. There are no specific deadlines in place as to completion.

RESULTS OF OPERATIONS

      Sales for the thirty-nine weeks ended June 27, 2001 were $6,863,652, a decrease of $7,067,210 or 50.7% as compared to $13,930,862 for the thirty-nine weeks ended June 28, 2000. The Company's sales for the thirteen weeks ended June 27, 2001 were $2,896,968, a decrease of $4,045,800 or 58.3%, as compared to
$6,942,768 for the thirteen weeks ended June 28, 2000. The decrease in sales for the thirteen week and thirty-nine week periods was due primarily to the loss of the THE BOATHOUSE operation in Central Park and the closure of LUNDY'S AT SEA. For the thirty-nine weeks ended June 28, 2000 THE BOATHOUSE and LUNDY'S AT SEA generated revenues of approximately $6,300,179. A decrease in sales of approximately $414,014 can be attributed to the severe weather conditions experienced in the northeast during the thirteen weeks ended March 28, 2001 and the resulting impact on a la carte sales at both LUNDY'S SHEEPSHEAD BAY and AMERICAN PARK. An additional decrease of approximately $353,017 was experienced in the thirteen weeks ended June 27, 2001 primarily as a result of renovations performed by the New York City Department of Parks and Recreation in the area around the AMERICAN PARK, causing its outdoor grill area to be closed until late June 2001.

     Cost of sales for the thirty-nine weeks ended June 27, 2001 were $4,993,325 or 72.7% of sales as compared to $8,896,751 or 63.9% of sales for the thirty-nine weeks ended June 28, 2000. Cost of sales for the thirteen weeks ended June 27, 2001 were $2,042,328 or 70.5% of sales as compared to $3,946,420 or 56.8% of sales for the thirteen weeks ended June 28, 2000. When cost of sales numbers for the thirty-nine weeks ended June 28, 2000 are adjusted to remove the costs associated with the now suspended BOATHOUSE and LUNDY'S AT SEA operations, the cost of sales was $5,817,155 or 76.3%.

      As a result of the foregoing, gross profit for the thirty-nine weeks ended June 27, 2001 was $1,870,327 or 27.3% of sales as compared to $5,034,111 or
36.1% of sales for the thirty-nine weeks ended June 28, 2000, a decrease of $3,163,784 or 62.8%. Gross profit for the thirteen weeks ended June 27, 2001 was $854,640 or 29.5% of sales as compared to $2,996,348 or 43.2% of sales for the thirteen weeks ended June 28, 2000. When gross profit numbers for the thirty-nine weeks ended July 28, 2000 are adjusted to remove the gross profit generated by the now suspended BOATHOUSE and LUNDY'S AT SEA operations, the gross profit generated was $1,813,528 or 23.7%.


     Operating expenses for the thiry-nine weeks ended June 27, 2001 were $4,507,977 or 65.7% of sales consisting of $3,105,489 in general and administrative expenses, $1,042,354 in preopening expenses and $360,134 in depreciation and amortization. As compared to $6,060,000 or 43.5% of sales for the thirty-nine weeks ended June 28, 2000, consisting of $5,203,188 in general and administrative expenses, $197,288 in preopening expenses and $659,524 in depreciation and amortization. Operating expenses for the thirteen weeks ended June 27, 2001 were $2,026,681 or 70.0% of sales consisting of $1,327,453 in general and administrative expenses, $579,100 in preopening expenses and $120,128 in depreciation and amortization. As compared with $2,698,803 or 38.9% of sales for the thirteen weeks ended June 28, 2000, consisting of $2,277,147 in general and administrative expenses, preopening expenses of $197,288 and $224,368 in depreciation and amortization. When adjusted to remove the expenses associated with the now suspended BOATHOUSE and LUNDY'S AT SEA operations, general and administrative expenses for the thirty-nine weeks ended June 28, 2000 were $3,433,768.

     Other expenses for the thirty-nine weeks ended June 27, 2001 were $428,841, a decrease of $440,698 or 50.7%, as compared to $869,539 for the thirty-nine weeks ended June 28, 2000. Other expenses for the thirteen weeks ended June 27, 2001 were $175,385, a decrease of $172,659 or 49.6%, as compared to $348,044 for the thirteen weeks ended June 28, 2000. Other expenses for the thirty-nine weeks ended June 27, 2001 consisted of $267,987 of barter expense and $160,854 of interest expense, as compared to $440,712 in barter expenses, a sales tax assessment of $140,000 and $288,827 in interest expenses for the thirty-nine weeks ended June 28,2000.

     As a result of the foregoing, the net loss amounted to $3,066,491 or $.48 per share for the thirty-nine weeks ended June 27, 2001, as compared to a net loss of $1,895,428 or $.48 per share for the thirty-nine weeks ended June 28, 2000. For the thirteen weeks ended June 27, 2001, net loss amounted to $1,347,426 or $.13 per share, as compared to a net loss of $50,499 or $.02 per share for the thirteen weeks ended June 28, 2000.

Liquidity and Capital Resources

      The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations (at June 27, 2001, the Company had a working capital deficit of $7,900,798), due to, among other things, costs associated with the development, pre-opening and start-up costs of the new LUNDY'S TIMES SQUARE and the failure of our license to be renewed at THE BOATHOUSE in Central Park. As a result, the Company has been substantially dependent upon sales of its equity securities, loans from financial institutions, the Company's officers, directors and stockholders and bartering transactions with member dining clubs to finance a portion of its working capital requirements. As a result of the above the Company's ability to carry out its business and continue as a going concern is contingent upon trade vendor support, additional financing or equity. The Company's independent certified public accountants have issued a going concern opinion in regard to the fiscal 2000 financial statements. Management is aggressively seeking to locate and secure the required financing to shore up the Company's working capital.

     During the thirty-nine weeks ended June 27, 2001, net cash increased by $209,468. Net cash used in operating activities was $2,116,521. Net cash used in investing activities was $357,035, relating primarily to construction costs associated with LUNDY'S TIMES SQUARE. The net increase in cash from financing activities was $2,683,024 relates primarily to the sale of $500,000 in convertible debentures, the sale of $570,000 in common stock, a loan of $450,000 from a director and principal shareholder of the Company and the securitization of a bank loan by Peter Salvatore, a Director and principal shareholder of the Company in the amount of $1,000,000, and $176,069 in barter card advances.

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

      LUNDY'S Sheepshead Bay is a waterside location and attracts more guests during warmer months. As a result, the Company's average weekly restaurant sales and operating cash flow generally increases from April through October and decreases from November through March.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

1. On November 19, 1998 the Company's Board of Directors authorized the designation of 150,000 shares of a series of preferred stock ("Series A Preferred Stock") bearing a 10% cumulative dividend payable quarterly in cash, convertible into Common Stock at anytime after issuance, at the holder's option, at the rate of one share of Common Stock for each share of Series A Preferred Stock, subject to adjustment under certain circumstances. The Series A Preferred Stock is senior in rights and preferences to any subsequently designated series and/or class of preferred stock and is entitled to one vote per share of Common Stock into which the issued and outstanding shares of Series A Preferred Stock is then convertible, on all matters submitted to a vote of the Company's stockholders. Outstanding shares of Series A Preferred Stock are redeemable at any time by the Company, at its option, at the redemption price of $5.00 per share, upon timely notice of its intent to redeem.

2. In December 1998, Frank Cretella converted $720,405 of indebtedness owed by the Company to him into shares of Series A Preferred Stock at the ratio of one share of Series A Preferred Stock for each $5.00 of indebtedness outstanding. As an inducement to Mr. Cretella to convert the debt to equity, the Company also issued Mr. Cretella 72,040 warrants to purchase the Company's Common Stock at $6.00 per share.

3. On February 7, 2000, and February 9, 2000, the Company issued and sold an aggregate of 1,000,000 shares of its Common Stock to three accredited investors for a total purchase price of $2,000,000 under a Common Stock Purchase Agreement dated as of February 1, 2000.

4. On March 30, 2001, the Company issued and sold 5,700,000 shares of the Company's Common Stock at a price of $.10 per share, to three individuals including: Peter Salvatore (a member of the Board of Directors of the Company) and Anthony Golio (President and a member of the Board of Directors of the Company).

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)        Reports on Form 8-K

           During the period covered by this Report the Company filed a Form 8-K on April 16, 2001 reporting the sale and issuance of 5,700,000 shares of its Common Stock to three investors including Peter Salvatore (a member of the Board of Directors of the Company) and Anthony Golio (President and a member of the Board of Directors of the Company) for a total purchase price of $570,000.

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



                                       TAM RESTAURANTS, INC.
                                       ---------------------
                                        (Registrant)



     Dated: August 21, 2001            /S/ ANTHONY B. GOLIO
                                       --------------------
                                       Anthony B. Golio
                                       President and Chief Financial
                                         and Operating Officer